Form 10KSB
period 1998-12-31
CAPITOL CITY BANCSHARES INC
filed 1999-03-31
CIK 1070295

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                          COMMISSION FILE NO. 000-25227

                         CAPITOL CITY BANCSHARES, INC.
                 ----------------------------------------------
                (Exact Name of Bank as Specified in its Charter)

                           A GEORGIA CORPORATION
         -------------------------------------------------------------
        (State or Other Jurisdiction of Incorporation or Organization)

                                  58-1994305
                       ---------------------------------
                       (IRS Employer Identification No.)

562 Lee Street, S.W.
Atlanta, Georgia                                                 30311
----------------                                               ----------
(Address of Principal Office)                                  (Zip Code)

                                    (404) 752-6067
                   ------------------------------------------
                   (Bank's Telephone No., Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:  $6.00 par value
                                                             ---------------
common stock
------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment of this Form 10-KSB.                                          [ ]

         The Registrant's revenues for its most recent fiscal year ended December 31, 1998 were $4,354,818.

         The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 24, 1999, was $3,498,011. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price, as of a specified date within the past 60 days prior to the date of filing. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

         The number of shares outstanding of the Registrant's common stock as of March 24, 1999, was 532,088 shares.


         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        --   --

                         CAPITOL CITY BANCSHARES, INC.

                         ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



 Item                                                                                      Page
Number                                                                                    Number
------                                                                                    ------
                                    PART I
1.       Description of Business............................................................ 3
2.       Description of Property............................................................15
3.       Legal Proceedings..................................................................15
4.       Submission of Matters to a Vote of Security Holders................................15


                                    PART II

5.       Market for Registrant's Common Stock and Related Security Holder Matters...........16
6.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................18
7.       Consolidated Financial Report......................................................35
8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................63

                                   PART III

9.       Directors and Principal Officers of the Registrant.................................63
10.      Executive Compensation.............................................................66
11.      Security Ownership of Certain Beneficial Owners and Management.....................67
12.      Certain Relationships and Related Transactions.....................................69

                                    PART IV

13.      Exhibits and Reports on Form 8-K...................................................70



                                    PART I


ITEM ONE.  DESCRIPTION OF BUSINESS.
--------   -----------------------

Business Overview.
-----------------

         On April 14, 1998, Capitol City Bancshares, Inc. ( the "Company") was incorporated under the laws of the State of Georgia for the purpose of serving as a bank holding company for Capitol City Bank and Trust Company (the "Bank").

         The Company's common stock was initially authorized and issued in connection with the acquisition of 100% of the stock of the Bank, a wholly-owned subsidiary of the Company, on December 22, 1998.

         In connection with that acquisition, the Company filed a Registration Statement under the Securities Act of 1933 as a successor issuer to the Bank, and filed a Form 8-A pursuant to Section 12(g) of the Securities Exchange Act of 1934 for registration of the Company's common stock under the 1934 Act.

         Capitol City Bank & Trust Company (the "Bank") is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from four locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield International Airport, Atlanta, Georgia; and 5674 Memorial Drive, Stone Mountain, Georgia 30083.

         The Bank was organized to serve the inner city of Atlanta and its customer base is primarily the African-American community in south and west downtown Atlanta, Georgia.

         The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U. S. government and municipal services. The Bank also offers trust services.

         The data processing work of the Bank is processed with Intercept of Thomson, Georgia. The Bank does not presently issue credit cards. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

         The Bank serves the residents of Atlanta, Fulton and DeKalb Counties. Atlanta and Fulton Counties have populations of approximately 450,000 and 1,250,000, respectively. Atlanta and Fulton County have a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capitol of the State of Georgia, with a significant number of residents employed in government.

         As of December 31, 1998, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

Bank Operations.

         Capitol City Bancshares, Inc.
         ----------------------------

         Capitol City Bancshares, Inc. (the "Company") owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

         Capitol City Bank and Trust Company
         -----------------------------------

         The Bank's main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space.

         The bank offers demand accounts, savings accounts, money market accounts, certificates of deposit and IRA accounts to customers. Loans are made to consumers and small businesses. Approximately 60% of the loan portfolio are loans to small business and include loans made through the Small Business Administration. Consumer loans include first and second mortgage loans, home equity loans, auto loans and signature loans.

Competition
-----------

         The banking business in Atlanta, Fulton and DeKalb County is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In Atlanta, there are branches of NationsBank, Bank South, South Trust, Wachovia, and First Union. In addition to these banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market.

Employees
---------

         As of December 31, 1998, the Company had 31 full-time employees and 7 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

Supervision and Regulation.
--------------------------

         Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company's subsidiaries.

         This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company.
-------------------------

         The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

         Reporting and Examination.
         -------------------------

         As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

         Acquisitions.
         ------------

         The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

         The Georgia Department requires similar approval prior to the acquisition of any additional banks from every Georgia bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

         Source of Strength to Subsidiary Banks.
         --------------------------------------

         The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-banking subsidiaries enhance or detract from the Company's ability to serve as a source of strength for the Bank.

         Capital Requirements.
         --------------------

         The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

         The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Tier 1 capital for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

         Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite "1" under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board's risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

         As of December 31, 1998, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 19.89% and 20.90%, respectively. For a more detailed analysis of the Company and the Bank's regulatory requirements see Note
10. to the Notes to Consolidated Financial Statements.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act.
         ---------------------------------------------------------------

         Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

         While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten
(10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or
(ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

         The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks, or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

         Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten (10) percent concentration limit and the thirty (30) percent concentration limit described above, as well as the rights of the states to modify or waive the thirty (30) percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

         A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction. After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch. The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

         In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

Regulation of the Bank.
----------------------

         As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department.

         The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.


         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

         The Georgia Department regulates all areas of the banks banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

         1. the total classified assets at the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

        2. the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the pervious calendar year; and

        3. the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

        The Bank is also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

        Expansion through Branching, Merger or Consolidation.

        With respect to expansion, the Bank was previously prohibited from establishing branch offices or facilities outside of the county in which its main office was located, except:

        (i)  in adjacent counties in certain situations, or

        (ii) by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the Bank's market area.

         Capital Requirements.
         --------------------

         The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and
(iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general is considered a strong banking organization, rated Composite "1" under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. All other financial institutions are required to maintain leverage ratio of four (4) percent.

         Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS must be deducted from Tier 1 capital.

         Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments.
--------------------------

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FIDICIA"), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

         The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund ("BIF"). Under the regulations, banks pay an assessment depending upon risk classification.

         To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 1998, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 1998.

         Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.
--------------------------

         The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

         The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

         The evaluation system used to judge an institution's CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

         In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

         The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. As a result of the Bank's most recent CRA examination Bank received a "satisfactory" CRA rating.

Proposed Legislation.
--------------------

         Legislation is regularly considered and adopted by both the United States Congress and the Georgia General Assembly. Such legislation could result in regulatory changes and changes in competitive relationships for banks and bank holding companies. The effect of such legislation on the business of the Company and the Bank cannot be predicted.

Monetary Policy.
---------------

         The results of operations of the Company and the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the foreign and national economy, as well as the effect of policies and actions taken by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

Year 2000 Project.
-----------------

         The Bank relies heavily upon computers for the daily conduct of its business and will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the year 2000 and beyond.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         In accordance with sound management policy and directives from regulatory agencies, the bank began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was completed in 1998. Items that were found not Year 2000 compliant were slated for upgrade or replacement.

         A complete discussion of the Company's remediation efforts and the approximate costs are discussed in Item 6. Management's Discussion and Analysis of Financial Condition and Resulting Operation -- Year 2000 Disclosures.

Competition.
-----------

         The banking industry is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

         Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.

ITEM TWO.  DESCRIPTION OF PROPERTY.
--------   -----------------------

         The Company's main offices are located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot.

         Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot.

         The Bank maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 8 to Financial Statements, located in Item 7 of this Form 10-KSB, below.

         The Bank also maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window.

ITEM THREE.  LEGAL PROCEEDINGS.
----------   -----------------

         The Company is not a party to any pending legal proceeding, other than ordinary routine litigation incidental to the business. To the knowledge of the management of the Company, no such proceedings are contemplated or threatened against the Company. Further, no director, nominee director, principal officer or securities holder owning beneficially more than five percent (5%) of the Company's stock is a party adverse to the Company or has a material interest adverse to the Company.

ITEM FOUR. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------  ---------------------------------------------------

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM FIVE.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
            -------------------------------------------------------------
            HOLDER MATTERS.
            --------------

         The common stock of the Company is not traded in the over-the-counter market or on any stock exchange, nor is the Company's common stock actively traded. There is thus no established trading market for the Company's common stock. The Company has maintained records of share prices based on actual transactions when such information has been disclosed by persons either purchasing or selling the Company's common stock. These records reflect prices for transactions in the Company's common stock to the best knowledge of management.

         The following table reflects the high and low trades of shares of the Company for each quarterly period during the last two years based on such limited available information.


=============================================================================
                YEAR                HIGH SELLING                 LOW SELLING
                                        PRICE                       PRICE
-----------------------------------------------------------------------------
1998
First Quarter                          $12.50                       $10.00
-----------------------------------------------------------------------------
Second Quarter                         $12.50                       $10.00
-----------------------------------------------------------------------------
Third Quarter                          $12.50                       $10.00
-----------------------------------------------------------------------------
Fourth Quarter                         $12.50                       $10.00
-----------------------------------------------------------------------------
1997
First Quarter                          $12.00                       $10.00
-----------------------------------------------------------------------------
Second Quarter                         $12.00                       $10.00
-----------------------------------------------------------------------------
Third Quarter                          $12.00                       $10.00
-----------------------------------------------------------------------------
Fourth Quarter                         $12.00                       $10.00
=============================================================================

As of December 31, 1998, the Company had approximately 900 shareholders of record of the Company's common stock.

         Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Bank paid no cash, property or stock dividends in 1997 or 1998.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the consolidated financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

Forward-Looking Statements

This annual report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Summary

The year ended December 31, 1998 marks the Bank's fourth full year of operations and the Bank's most profitable year since the inception of the Bank. As of December 31, 1998, the Company had total assets of $47.8 million, an increase of 33.6% over 1997. Net income improved to $513,000 as compared to $502,000 for the same period. On December 22, 1998, Capitol City Bancshares, Inc. acquired all of the outstanding common stock of the Bank in exchange for 532,088 shares of $6 par value common stock. The acquisition has been accounted for as a pooling of interests.

                         Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of Federal funds sold, securities available-for-sale, monthly amortizing loans, and the repayment of maturing single payment loans. The Company also maintains relationships with correspondent banks which could provide funds on short notice.

The liquidity and capital resources of the Company are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 1998, the Company's liquidity ratio was considered satisfactory by management. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. At December 31, 1998, the Company's short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

At December 31, 1998, the Company's capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1998, the Company increased its capital by retaining net earnings of approximately $513,000. The unrealized gains on securities available-for-sale increased by $73,000. At December 31, 1998, total capital of the Company amounted to approximately $6,049,000 and is considered well-capitalized based on regulatory requirements.

Except for uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

                                 BALANCE SHEETS

Total assets increased approximately $12.0 million or 33.6% from 1997 to 1998 compared to an increase of $8.5 million for the year ended December 31, 1997. The increase in assets consist primarily of an increase in securities of $3.0 million and an increase in loans of $6.0 million. These increases are consistent with management's expectations.

The most significant increase by type of loans was an increase in real estate loans of $9.7 million. This increase was offset by a decrease of $3.7 million in commercial loans. The increase in real estate loans is partly attributable to the local economy and the attractive mortgage rates for most of 1998.

The increase in assets was funded by an increase in deposits of approximately $11.2 million or 37.2% as compared to a $7.9 million increase in 1997. The net increase was made up of an increase in noninterest-bearing demand deposits of $5.2 million, an increase in savings of $188,000, an increase in time deposits of $4.7 million, and an increase in interest-bearing demand of $1.1 million.

The most significant increase in deposits was the increase in noninterest-bearing demand deposits. These deposits provide the Company with funds with no interest related costs. These deposits have no maturity, however management considers the majority of these funds to be core deposits. The second largest increase was in time deposits which are the highest yielding deposits offered by the Company.

Average total assets increased $12.2 million from 1997 to 1998. Average interest-earning assets increased $11.5 million from 1997 to 1998. Average loans increased in 1998 by $5.0 million, or 35.1% while total average investment securities increased $5.1 million, or 47.3%. Average interest-bearing liabilities increased during 1998 by $7.0 million from $17.9 million to $24.9 million.

Average noninterest-bearing demand deposits increased by $4.4 million, or 65.5%, and average interest-bearing and savings and time deposits increased by $561,000 and $6.4 million, respectively, for the year ended 1998.

Premises and equipment increased by $1.1 million for the year ended December 31, 1998. This increase is attributable to the opening of a new branch in 1998. The branch is a freestanding building in Stone Mountain, Georgia.

The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy. Additionally, the Company has risk associated with its loan portfolio as it relates to the Year 2000 issue. (See Year 2000 Disclosures.)

The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.


                              RESULTS OF OPERATIONS

The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by average earning assets. Interest-earning assets consisted of loans, securities, and Federal funds sold. Interest-bearing liabilities consisted solely of interest-bearing deposits.

The net yield on interest-earning assets decreased by 83 basis points in 1998 as compared to 1997. The average yield on interest-earning assets decreased 64 basis points to 8.32% during 1998 from 8.96% during 1997. The average yield on interest-bearing liabilities increased 42 basis points from 4.38% in 1997 to 4.80% in 1998. The decrease in the net yield on interest-earning assets is due to several components of net interest income. First, the yield on loans decreased by 62 basis points from 11.38% in 1997 to 10.76% in 1998. Second, the rate paid on interest-bearing demand and savings increased 66 basis points to 3.54% and the rate paid in time deposits increased 15 basis points to 5.22%. The net effect on net interest income was an increase of $377,000, or 23.4% as compared to 1997. This net increase is attributable to the significant increase in interest-earning assets, which were partially funded with increases in noninterest-bearing liabilities.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The adequacy of the allowance is evaluated periodically by management based on a review of all significant loans, nonaccrual loans, past due loans, and other loans which management believes require attention.

The provision for loan losses is a charge to operations which management determines is necessary to adequately fund the allowance for loan losses. It is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, peer group averages, past experience, and management's review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased in 1998 from $162,000 to $113,000.

Actual loan charge-offs decreased significantly from $206,000 during 1997 to $178,000 during 1998, while recoveries on loans previously charged off decreased from $164,000 to $92,000 resulting in net charge-offs of $85,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively. The change in net charge-offs of $44,000 represents a net charge-off to average loans ratio of
 .45% in 1998 as compared to .30% in 1997.

The Company's allowance for loan loss was $299,000 at December 31, 1998 compared to $272,000 at December 31, 1997. The allowance as a percentage of total loans decreased from 1.71% in 1997 to 1.36% in 1998. The decrease in the ratio of allowance to total loans is due to a combination of an overall improvement in the loan portfolio, partly the result of charge-offs during 1997 and 1998, a slight decrease in nonaccrual loans, and the continued improvement in the Company's lending environment. The ratio of the allowance for loan loss to nonaccrual loans improved to 534% compared to 367% in 1997.

Other operating income increased $205,000 or 21.3% in 1998 compared to an increase of $255,000 in 1997. These increases consist primarily of increases in service charges on deposit accounts of $181,000 and $160,000, respectively. The increase in service charges on deposit accounts continues to result from the growth in the number of deposit accounts. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 57% and 66%, respectively, of the service charge income is generated from insufficient funds charges for the years ended December 31, 1998 and 1997.

Other expenses increased $497,000 or 26.9% during 1998 compared to $338,000 in 1997. The change is due primarily to an increase in salaries and employee benefits of $262,000. The increase in salaries and employee benefits is due to increases in overall employee costs. The number of employees remained consistent with 1997. Occupancy and equipment expenses increased by a combined total of $110,000 as compared to $10,000 in 1997. The significant increase in 1998 was due to increased maintenance expenses, increased depreciation expense related to equipment purchased, and increased property taxes. Other operating expenses increased $124,000 in 1998 as compared to 1997. This change is due to the overall growth in loans and related increases in expenses such as supplies, forms, postage, telephone, courier service, and data processing.

During 1998, the Company recognized an income tax expense of $193,000 compared to $70,000 in 1997. The effective tax rate of 27% is due to the Company's investment in tax-free securities in 1998. These investments resulted in a decrease of approximately $45,000 in current tax expense as compared to $1,000 in 1997.

Year 2000 Disclosures

     In accordance with sound management policy and directives from various regulatory agencies, the Company began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating, air conditioning, alarms, vaults, elevators and other office equipment and was completed in 1998. The Company engaged Malgeri and Associates of Marietta, Georgia to develop a plan to be Year 2000 compliant. The plan has been completed and it identifies items that were not Year 2000 compliant and categorized items as either mission critical or not mission critical. All mission critical items that were noncompliant were slated for upgrade or replacement.

     Mission critical items are those that allow us to process deposits and withdrawals to deposit accounts and payments or draws to loan accounts, and the ability to maintain accurate customer account information. Items that are not mission critical do not affect customer accounts or are easily replaced with less technical items.

     Upon the conclusion of this review, it was determined that the loan program software, teller software, item processing equipment and software would need replacement and that the Bank's core system, "Caption," provided by Intercept would need upgrading. The "Caption" system has been upgraded by Intercept installing PC Bank Pac a Y2K compliant system. The item processing equipment will be replaced in June 1999 with Year 2000 compliant hardware and software.
To interface with the Intercept system a Windows NT Network was installed, a loan software program, "CoPilot" was installed and a new teller system was installed in August 1998.

     The testing phase on the PC Bank Pac system upgrade is ongoing. The Company is participating in User Group or Proxy testing. The Company and independent third parties are in the process of reviewing the results of these tests.

     The Company has contacted and remains in discussions with suppliers, large loan customers and large depositors regarding their year 2000 readiness. Management does not currently expect any Year 2000 issue to have a material impact on the condition of the Company.

     Thus far, the Company has incurred approximately $225,000 in costs related to the Year 2000 issue. The majority of this cost was spent replacing hardware and software and consulting fees. The old equipment was sold or written off and the resulting effect of the change in depreciation is not material. This equipment would have been replaced in the normal course of business regardless of the Year 2000 issue, but may not have occurred in 1998. Other items were directly expensed and did not have a material impact on the financial condition of the Company.

     The Company has budgeted for an additional $100,000 in costs to complete the Company's Year 2000 Project, primarily to replace the proof machine in June 1999.

     In the normal course of business, the Company manages many types of risks. Because the risks associated with the Year 2000 issue are unique, the Company has adjusted its risk management process and its contingency plans to consider the most probable Year 2000 effects. Although, it is not possible to predict what failures may occur, the Company believe that planning, communication and coordination will mitigate potential material disruption.

     A formal contingency plan will be completed by mid-year for backup plans for all mission critical systems. This includes emergency response teams and offsite recovery centers. The plan will be reviewed and tested annually for effectiveness. Testing and training are ongoing.

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the investment portfolio; the loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and risk elements; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Average Balances

The condensed average balance sheets for the periods included are presented below.


                                                  Years Ended December 31,
                                                      1998        1997
                                                   ---------    --------
                                                    (Dollars in Thousands)
                   ASSETS

Cash and due from banks                             $  1,878    $  1,600
Taxable securities                                    11,910      10,803
Nontaxable securities                                  4,052          36
Unrealized gains on securities available-for-sale        116           2
Federal funds sold                                     3,200       1,781
Loans (2)(3)                                          19,123      14,153
Allowance for loan losses                               (282)       (198)
Other assets                                           2,111       1,758
                                                    --------    --------
                                                    $ 42,108    $ 29,935
                                                    ========    ========

Total interest-earning assets                       $ 38,285    $ 26,773
                                                    ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                     $ 11,121    $  6,720
     Interest-bearing demand and savings               6,191       5,630
     Time                                             18,693      12,249
                                                    --------    --------
              Total deposits                          36,005      24,599
     Other liabilities                                   298         103
                                                    --------    --------
              Total liabilities                       36,303      24,702
                                                    --------    --------
     Stockholders' equity                              5,805       5,233
                                                    --------    --------
                                                    $ 42,108    $ 29,935
                                                    ========    ========

     Total interest-bearing liabilities             $ 24,884    $ 17,879
                                                    ========    ========

(1)   Average balances were determined using the daily average balances.
(2)   Nonaccrual loans are included in the average balances of loans.
(3)   Loans are net of deferred loan fees and unearned interest.

Interest Income and Interest Expense

The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.



                                                                              Years Ended December 31,
                                                                        1998                      1997
                                                                        ----                      ----
                                                                             Average                      Average
                                                             Interest         Rate         Interest         Rate
                                                             ----------------------------------------------------
                                                                               (Dollars in Thousands)
     INTEREST INCOME:
          Interest on loans(1)                                  $2,057      10.76%           $1,610      11.38%
          Interest on taxable securities                           761       6.38               689       6.38
          Interest on nontaxable securities(2)                     197       4.86                 3       8.33
          Interest on Federal funds sold                           172       5.38                96       5.39
                                                                ------                       ------
          Total interest income                                 $3,187       8.32%           $2,398       8.96%
                                                                ------                       ------

     INTEREST EXPENSE:
          Interest on interest-bearing demand
            and savings deposits                                   219       3.54%              162       2.88%
          Interest on time deposits                                976       5.22               621       5.07
                                                                ------                       ------
          Total interest expense                                $1,195       4.80%          $   783       4.38%
                                                                ------                       ------

     NET INTEREST INCOME                                        $1,992                       $1,615
                                                                ======                       ======

          Net interest spread                                                3.52%                        4.58%
                                                                             ====                         ====
          Net yield on average interest-earning assets                       5.20%                        6.03%
                                                                             ====                         ====

(1) Interest on loans includes $196,268 and $181,775 of loan fee income for the years ended December 31, 1998 and 1997, respectively.

(2) Yields on nontaxable securities are not presented on a tax-equivalent basis.


Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                         1998 vs. 1997
                                                                        Changes Due To:
                                                                        --------------
                                                                                     Increase
                                                            Rate        Volume       (Decrease)
                                                            -----------------------------------
                                                                    (Dollars in Thousands)
     Increase (decrease) in:
          Interest on loans                                  (92)   $      539       $       447
          Interest on taxable securities                       0            72                72
          Interest on nontaxable securities                   (1)          195               194
          Interest on Federal funds sold                       0            76                76
                                                             ---           ---               ---
                   Total interest income                     (93)          882               789
                                                             ===           ===               ===

          Interest on interest-bearing
                   demand and savings deposits                40            17                57
          Interest on time deposits                           19           336               355
                                                             ---           ---               ---
                   Total interest expense                     59           353               412
                                                             ---           ---               ---

                   Net interest income                      (160)          527               377
                                                             ===           ===               ===

Asset/Liability Management

The Company's objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories deposited by individuals and corporations in the Company's primary market area.

The Company's asset/liability mix is monitored on a regular basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

At December 31, 1998, the Company's cumulative one year interest rate sensitivity gap ratio was 89%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate slower than the Company's interest-bearing liabilities.

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.




                                                       After                After
                                                    Three Months        One Year Within           After
                              Within Three           But Within           But Within              Five
                                Months(1)             One Year            Five Years              Years               Total
                                ---------             --------            ----------              -----               -----
                                                                      (Dollars in Thousands)
                                ---------------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold         $  3,326            $     --              $      --             $     --             $  3,326
     Securities                    4,310                  698                 5,187                7,541               17,736
     Loans                        12,514                1,116                 5,197                3,196               22,023
                                --------             --------              --------             --------             --------
                                $ 20,150             $  1,814             $  10,384             $ 10,737             $ 43,085
                                --------             --------              --------             --------             --------

Interest-bearing liabilities:
     Interest-bearing demand
        deposits and savings       6,803                   --                    --                   --                6,803
     Certificates, less than
         $100,000                  2,218                2,747                 2,648                   --                7,613
     Certificates, $100,000
          and over                 8,564                4,315                   796                   --               13,675
                                --------             --------              --------             --------             --------
                                $ 17,585             $  7,062              $  3,444             $     --             $ 28,091
                                --------             --------              --------             --------             --------

Interest rate sensitivity gap   $  2,565             $ (5,248)             $  6,940             $ 10,737             $ 14,994
                                ========             ========              ========             ========             ========

Cumulative interest rate
     sensitivity gap            $  2,565             $ (2,683)             $  4,257             $ 14,994
                                ========             ========              ========             ========

Interest rate sensitivity
     gap ratio                      1.15                  .26                  3.02                   --
                                ========             ========              ========             ========

Cumulative interest rate
     sensitivity gap ratio          1.15                  .89                  1.15                 1.53
                                ========             ========              ========             ========

(1) Nonaccrual loans are included as repricing within three months.

The table above indicates that the Company is within its target range and liability sensitive within one year and asset sensitive after one year. The effect on the Company of being liability sensitive is that in a rising interest rate environment, the interest-bearing liabilities will reprice more rapidly than interest-earning assets, therefore having a negative effect on net interest income. In a decreasing interest rate environment, a liability sensitive position would positively affect net interest income.

The Company has included all interest-bearing demand deposits and savings deposits in the three month maturity category. These deposits can be withdrawn immediately and reprice immediately. However, based on the Company's experience, the majority of these deposits are expected to remain in the Company regardless of interest rate movements. The Company could also sell participations in loans and securities available-for-sale from the other one year time horizon and reinvest those proceeds in a rising interest rate environment.

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 67% of the loan portfolio is comprised of loans that mature or reprice within one year.

                              SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

                                                                 December 31,
                                                          1998                   1997
                                                          ----                   ----
                                                             (Dollars in Thousands)
U.S. Treasury and government agencies                 $   9,741            $   13,795
State and municipal securities                            7,996                   940
                                                      ---------             ---------
                                                      $  17,737            $   14,735
                                                      =========            ==========


Maturities

The amounts of securities in each category as of December 31,1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years through ten years.

                                                             U.S. Treasury and                     State and
                                                            Government Agencies                     Municipal

                                                         Amount        Yield (1)            Amount        Yield (1)
                                                         ------        ---------            ------        ---------
                                                                           (Dollars in Thousands)
Maturity:
One year or less                                        $      756        6.87%              $     --           --%
After one year through five years                            4,731        6.16                    455         4.91
After five through ten years                                    --          --                  6,485         4.40
Greater than ten years                                       4,254        5.96                  1,056         4.30
                                                             ------                             -----
                                                        $    9,741        6.13%              $  7,996         4.42%
                                                             ======                             =====

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

                                 LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                          December 31,
                                                  1998                      1997
                                                  ----                      ----
                                                       (Dollars in Thousands)
Commercial                                     $     8,050               11,717
Real estate-construction                               581                   --
Real estate-mortgage                                10,364                1,281
Consumer                                             2,963                2,436
Other                                                   65                  538
                                               -----------               ------
                                               $    22,023               15,972
                                               ===========               ======

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 1998 are shown in the following table according to maturity classifications (1) one year or less (2) after one year through five years and (3) after five years.

                                                                                                 Dollars in Thousands
         One year or less                                                                        $       13,630
         After one year through five years                                                                5,197
         After five years                                                                                 3,196
                                                                                                 --------------
                                                                                                         22,023
                                                                                                 ==============

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost to the Company.

The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined interest rates.

                                                                                               Dollars in Thousands
Predetermined interest rates                                                                     $        7,234
Floating or adjustable interest rates                                                                     1,159
                                                                                                 --------------
                                                                                                 $        8,393
                                                                                                 ==============

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                  December 31,
                                                                                            1998              1997
                                                                                            ----              ----
                                                                                            (Dollars in Thousands)
Loans accounted for on a nonaccrual basis                                                  $  56         $   74

Installment loans and term loans contractually past due ninety days or more
          as to interest or principal payments and still accruing                              9              --

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the
          financial position of the borrower                                                  --              --

Loans now current about which there are serious doubts as to the ability of
          the borrower to comply with present loan repayment terms                            --              --

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

There was no significant reduction in interest income associated with nonaccrual and renegotiated loans for the years ended December 31, 1998 and 1997.

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

Commitments and Lines of Credit

In the ordinary course of business, the Company has entered into off balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Company uses the same credit policies for these off balance sheet financial instruments as they do for instruments that are recorded in the financial statements.

Following is an analysis of the significant off balance sheet financial instruments at December 31, 1998 and 1997.

                                                           1998               1997
                                                           ----               ----
                                                             (Dollars in Thousands)

Commitments to extend credit                             $   2,207         $    842


Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers.

                         SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are: composition of the loan portfolio, evaluation of possible future losses, current economic conditions, past experience, and other relevant factors. The allowance for loan losses is reviewed periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans.

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                                   Years Ended December 31,
                                                                                 1998                     1997
                                                                                 ----                     ----
                                                                                     (Dollars in Thousands)
Average balance of loans outstanding                                          $   19,123                $  14,153
                                                                                  ======                   ======
Balance of allowance for loan losses at
     beginning of period                                                             272                      152

Charge-offs:
   Installment                                                                      (178)                     (13)
   Consumer                                                                           --                     (143)
   Commercial                                                                         --                      (50)
                                                                                  ------                  -------
                                                                                    (178)                    (206)
                                                                                  ------                  -------
Recoveries:
   Installment                                                                        91                      152
   Commercial                                                                          1                       12
                                                                                  ------                  -------
                                                                                      92                      164
                                                                                  ------                  -------

Net charge-offs                                                                      (86)                     (42)
                                                                                 -------                 --------

Addition to allowance charged to operating expenses                                  113                      162
                                                                                  ------                  -------

Balance of allowance for loan losses                                            $    299                 $    272
                                                                                ========                 ========

Ratio of net loan charge-offs to average loans                                    0.45%                      0.30%
                                                                                  ====                      =====


                                    DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the period indicated is presented below.


                                                        1998                        1997
                                                        ----                        ----
                                                 Amount        Rate          Amount        Rate
                                                                (Dollars in Thousands)
Noninterest-bearing demand                   $     11,121         --%     $    6,720       --%
Interest-bearing demand and savings                 6,191      3.54            5,630      2.88
Time deposits                                      18,693      5.22           12,249      5.07
                                                   ------                 ----------
     Total                                   $     36,005      4.80       $   24,599      4.38
                                                   ======                 ==========

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1998 for the periods indicated.


                                                                (Dollars in Thousands)
Three months or less                                                 $    8,014
Over three through twelve months                                          5,031
Over twelve months                                                          630
                                                                        -------
         Total                                                       $   13,675
                                                                         ======

                           RETURN ON EQUITY AND ASSETS

The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average stockholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods indicated.

                                              Year Ended December 31,
                                            1998                    1997
                                            ----                    ----

     Return on assets                       1.22%                   1.68%
     Return on equity                       8.84                    9.59
     Dividend payout                          --                      --
     Equity to assets                      13.79                   17.48

ITEM SEVEN: CONSOLIDATED FINANCIAL REPORT








                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1998

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1998

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
INDEPENDENT AUDITOR'S REPORT...........................................................37

FINANCIAL STATEMENTS

     Consolidated balance sheets.......................................................38
     Consolidated statements of income.................................................39
     Consolidated statements of comprehensive income...................................40
     Consolidated statements of stockholders' equity...................................41
     Consolidated statements of cash flows.............................................42
     Notes to consolidated financial statements.....................................43-62

                         INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


To the Board of Directors
Capitol City Bancshares, Inc. and Subsidiary
Atlanta, Georgia


        We have audited the accompanying consolidated balance sheets of Capitol City Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capitol City Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                /s/ MAULDIN & JENKINS, LLC




Atlanta, Georgia
March 5, 1999

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                        Assets                                1998                  1997
                        ------                          ----------------      ----------------
Cash and due from banks                                 $      2,136,219      $      1,914,077
Federal funds sold                                             3,326,000             1,773,000
Securities available-for-sale                                 17,736,878            14,734,859

Loans                                                         21,945,017            15,914,094
Less allowance for loan losses                                   299,425               271,689
                                                        ----------------      ----------------
        Loans, net                                            21,645,592            15,642,405
                                                        ----------------      ----------------

Premises and equipment                                         2,483,124             1,350,735
Other assets                                                     502,311               389,854
                                                        ----------------      ----------------

        Total assets                                           47,830,124            35,804,930
                                                        ================      ================

                Liabilities and Stockholders' Equity
                ------------------------------------
Deposits
  Noninterest-bearing demand                            $     13,262,505      $      8,044,596
  Interest-bearing demand                                      3,962,667             8,871,828
  Savings                                                      2,839,754             2,652,249
  Time, $100,000 and over                                     13,674,750            11,239,933
  Other time                                                   7,613,013             5,333,905
                                                        ----------------      ----------------
        Total deposits                                        41,352,689            30,142,511
Other liabilities                                                428,523               198,894
                                                        ----------------      ----------------
        Total liabilities                                     41,781,212            30,341,405
                                                        ----------------      ----------------
Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $6; 5,000,000 shares
    authorized, 532,088 issued and outstanding                 3,192,528             3,192,528
  Capital surplus                                              2,128,352             2,128,352
  Retained earnings                                              625,448               112,834
  Accumulated other comprehensive income                         102,584                29,811
                                                        ----------------      ----------------
        Total stockholders' equity                             6,048,912             5,463,525
                                                        ----------------      ----------------

        Total liabilities and stockholders' equity            47,830,124            35,804,930
                                                        ================      ================

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                      1998                  1997
                                                                ----------------      ----------------
Interest income
  Loans                                                         $      2,056,873      $      1,609,861
  Taxable securities                                                     761,092               688,548
  Nontaxable securities                                                  197,339                 3,457
  Federal funds sold                                                     172,226                96,036
                                                                ----------------      ----------------
        Total interest income                                          3,187,530             2,397,902

Interest expense on deposits                                           1,194,964               782,728
                                                                ----------------      ----------------

        Net interest income                                            1,992,566             1,615,174
Provision for loan losses                                                113,000               161,500
                                                                ----------------      ----------------
        Net interest income after provision
          for loan losses                                              1,879,566             1,453,674
                                                                ----------------      ----------------

Other income
  Service charges on deposit accounts                                  1,003,090               821,821
  Net realized gains on sale of securities available-for-sale             14,953                 5,050
  Other operating income                                                 149,245               135,577
                                                                ----------------      ----------------
        Total other income                                             1,167,288               962,448
                                                                ----------------      ----------------

Other expenses
  Salaries and employee benefits                                       1,140,763               878,631
  Equipment expenses                                                     271,362               209,926
  Occupancy expenses                                                     149,617               100,792
  Other operating expenses                                               779,324               655,110
                                                                ----------------      ----------------
        Total other expenses                                           2,341,066             1,844,459
                                                                ----------------      ----------------

        Income before income taxes                                       705,788               571,663

Income tax expense                                                       193,174                69,760
                                                                ----------------      ----------------

        Net income                                              $        512,614      $        501,903
                                                                ================      ================

Basic earnings per common share                                 $           0.96      $           0.94
                                                                ================      ================

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                      1998                  1997
                                                                ----------------      ----------------

Net income                                                      $        512,614      $        501,903
                                                                ----------------      ----------------

Other comprehensive income:

  Unrealized gains on securities available-for-sale:

    Unrealized holding gains arising during period,
      net of tax of $42,573 and $17,074, respectively                     82,642                 6,424

    Reclassification adjustment for gains realized
      in net income, net of tax of $5,084 and $1,717,
      respectively                                                        (9,869)               (3,333)

                                                                ----------------      ----------------
Other comprehensive income                                                72,773                 3,091
                                                                ----------------      ----------------

Comprehensive income                                            $        585,387      $        504,994
                                                                ================      ================

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                                  Accumulated
                                            Common Stock                                             Other           Total
                                   -----------------------------       Capital       Retained    Comprehensive    Stockholders'
                                      Shares        Par Value          Surplus       Earnings        Income          Equity
                                   ------------  ---------------    -------------  ------------  -------------    -------------
Balance, December 31,
  1996                                 532,088        3,192,528        2,128,352      (389,069)        26,720        4,958,531
  Net income                                --               --               --       501,903             --          501,903
  Other comprehensive income                --               --               --                        3,091            3,091
                                   ------------  ---------------    -------------  ------------  -------------    -------------
Balance, December 31,
  1997                                 532,088        3,192,528        2,128,352       112,834         29,811        5,463,525
  Net income                                --               --               --       512,614             --          512,814
  Other comprehensive income                --               --               --            --         72,773           72,773
                                   ------------  ---------------    -------------  ------------  -------------    -------------
Balance, December 31,
  1998                                 532,088        3,192,528        2,128,352       625,448        102,584        6,048,912
                                   ============  ===============    =============  ============  =============    =============

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------

                                                                       1998                1997
                                                                 ----------------    ----------------
OPERATING ACTIVITIES
  Net income                                                     $       512,614     $       501,903
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                         141,790              97,104
    Amortization                                                           5,818               5,818
    Provision for loan losses                                            113,000             161,500
    Deferred taxes                                                        29,487              38,432
    Loss on disposal of premises and equipment                            72,894                  --
    Net realized gains on sale of securities available-for-sale          (14,953)             (5,050)
    Increase in interest receivable                                      (83,394)            (90,433)
    Increase in interest payable                                          39,311              27,585
    Other operating activities                                            88,460              27.024
                                                                 ----------------    ----------------

      Net cash provided by operating activities                          905,027             763,883
                                                                 ----------------    ----------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                         (12,223,437)        (10,257,987)
  Proceeds from sales of securities available-for-sale                 2,268,984             857,311
  Proceeds from maturities of securities available-for-sale            7,077,650           3,822,971
  Net (increase) decrease in Federal
   funds sold                                                         (1,553,000)            431,000
  Net increase in loans                                               (6,116,187)         (3,396,383)
  Purchase of premises and equipment                                  (1,347,073)           (234,127)
                                                                 ----------------    ----------------
    Net cash used in investing activities                            (11,893,063)         (8,777,215)
                                                                 ----------------    ----------------

FINANCING ACTIVITIES
  Net increase in deposits                                            11,210,178           7,874,372
                                                                 ----------------    ----------------

    Net cash provided by financing activities                         11,210,178           7,874,372
                                                                 ----------------    ----------------

Net increase (decrease) in cash and due from banks               $       222,142     $      (138,960)

Cash and due from banks at beginning of year                           1,914,077           2,053,037
                                                                 ----------------    ----------------

Cash and due from banks at end of year                           $     2,136,219     $     1,914,077
                                                                 ================    ================

SUPPLEMENTAL DISCLOSURE
Cash paid for:
  Interest                                                       $     1,155,653     $       755,143
  Income taxes                                                            62,656                  --

NONCASH TRANSACTION
  Unrealized gains on securities available-for-sale              $      (110,263)    $       (18,448)


See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

           Capitol City Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Capitol City Bank & Trust (the "Bank"). The Bank is a commercial bank located in Atlanta, Fulton County, Georgia with one branch located in Atlanta, one located at Hartsfield International Airport, and one branch located in Stone Mountain, Georgia. The Bank provides a full range of banking services in its primary market area of Fulton County and the metropolitan Atlanta area. In addition to its geographical market area, the Bank actively markets to minority groups throughout the southeastern United States.

         Basis of Presentation

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Due From Banks

           Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

         Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of taxes.

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans

           Loans are carried at their principal amounts outstanding less unearned income, net deferred loan fees and the allowance for loan losses. Interest income on most loans is credited to income based on the principal amount outstanding. Interest on some loans is credited to income based on the sum-of-months-digits method, the results of which are not materially different from generally accepted accounting principles.

           Loan origination fees and direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees for real estate loans in excess of $1,000 net of direct costs are deferred and recognized into income over the life of the loans as an adjustment of the yield. The results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans (Continued)

           A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

         Income Taxes

           Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

           The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Organizational Costs

           Certain legal and other costs incurred in connection with the organization and chartering of the Company and the Bank have been deferred and are being amortized using the straight-line method over sixty months.

           In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998, the Company had remaining capitalized organization costs totaling $36,800 which will be expensed January 1999.

         Earnings Per Common Share

           Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at December 31, 1998 or 1997. The weighted-average number of shares outstanding for the years ended December 31, 1998 and 1997 was 532,088.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income

           In 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

         Recent Developments

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 2.  SECURITIES

         The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                                 Gross           Gross
                                             Amortized        Unrealized      Unrealized           Fair
                                                Cost             Gains          Losses            Value
                                          -----------------  --------------  --------------  -----------------
         December 31, 1998:
         U. S. Government and agency
            securities                    $      5,446,482   $      39,790   $     (1,001)   $      5,485,271
         State and municipal securities          7,881,334         126,167        (11,038)          7,996,463
         Mortgage-backed securities              4,253,631           6,737         (5,224)          4,255,144
                                          -----------------  --------------  --------------  -----------------
                                          $     17,581,447   $     172,694   $    (17,263)   $     17,736,878
                                          =================  ==============  ==============  =================

         December 31, 1997:
         U. S. Government and agency
            securities                    $     13,482,817   $      50,387   $     (6,667)   $     13,526,537
         State and municipal securities            940,000               -               -            940,000
         Mortgage-backed securities                266,874           1,448               -            268,322
                                          -----------------  --------------  --------------  -----------------
                                          $     14,689,691   $      51,835   $     (6,667)   $     14,734,859
                                          =================  ==============  ==============  =================

         Gross gains and losses on sales of securities available-for-sale consisted of the following:

                                                                        December 31,
                                                            --------------------------------------
                                                                   1998                 1997
                                                            -----------------    -----------------
           Gross gains                                      $         15,063     $          6,808
           Gross losses                                                 (110)              (1,758)
                                                            -----------------    -----------------
           Net realized gains                               $         14,953     $          5,050
                                                            =================    =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 2.  SECURITIES (Continued)

           The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                     Amortized             Fair
                                                                       Cost                Value
                                                                  ----------------    ----------------
                Due in one year or less                           $       748,602     $       754,375
                Due from one year to five years                         5,145,808           5,186,591
                Due from five years to ten years                        6,385,127           6,484,809
                Due after ten years                                     1,048,279           1,055,959
                Mortgage-backed securities                              4,253,631           4,255,144
                                                                  ----------------    ----------------
                                                                  ================    ================
                                                                  $    17,581,447     $    17,736,878
                                                                  ================    ================

           Securities with a carrying value of $10,188,241 and $5,136,957 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

           The composition of loans is summarized as follows:

                                                                            December 31,
                                                                --------------------------------------
                                                                       1998                 1997
                                                                -----------------    -----------------
           Commercial                                           $      8,050,000     $     11,717,000
           Real estate - construction                                    581,000                    -
           Real estate - mortgage                                     10,364,000            1,281,000
           Consumer                                                    2,963,000            2,436,000
           Other                                                          64,507              538,280
                                                                -----------------    -----------------
                                                                      22,022,507           15,972,280
           Unearned income                                               (5,361)              (9,679)
           Net deferred loan fees                                       (72,129)             (48,507)
           Allowance for loan losses                                   (299,425)            (271,689)
                                                                -----------------    -----------------
           Loans, net                                           $     21,645,592     $     15,642,405
                                                                =================    =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

           Changes in the allowance for loan losses for the periods ended December 31 are as follows:

                                                                                          1998                1997
                                                                                    -----------------    ----------------
                   Balance, beginning of year                                       $        271,689     $       152,244
                      Provision for loan losses                                              113,000             161,500
                      Loans charged off                                                    (177,616)           (206,234)
                      Recoveries of loans previously charged off                              92,352             164,179
                                                                                    -----------------    ----------------
                   Balance, end of year                                             $        299,425     $       271,689
                                                                                    =================    ================

           The total recorded investment in impaired loans was $65,426 and $73,926 at December 31, 1998 and 1997, respectively. There were no impaired loans at December 31, 1998 or 1997 in which there had been a specific reserve determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1998 and 1997 was $53,307 and $75,459, respectively. Interest income recognized on impaired loans was immaterial for the years ended December 31, 1998 and 1997.

           The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

               Balance, beginning of year                                           $        437,931
                  Advances                                                                 1,095,386
                  Repayments                                                                (33,696)
                                                                                    -----------------
               Balance, end of year                                                 $      1,499,621
                                                                                    =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                           December 31,
                                                              ---------------------------------------
                                                                      1998                 1997
                                                              ------------------   ------------------
           Land                                               $         400,000    $         100,000
           Buildings                                                  1,569,694              915,579
           Equipment                                                    813,041              490,541
           Construction in progress                                           -              156,693
                                                              ------------------   ------------------
                                                                      2,782,735            1,662,813
           Accumulated depreciation                                   (299,611)            (312,078)
                                                              ------------------   ------------------
                                                              $       2,483,124    $       1,350,735
                                                              ==================   ==================

NOTE 5.  DEPOSITS

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

                            1999                          $      17,823,423
                            2000                                  1,101,622
                            2001                                    374,997
                            2002                                  1,101,234
                            2003                                    886,487
                                                          ------------------
                                                          $      21,287,763
                                                          ==================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 6.  401(k) PROFIT-SHARING PLAN

         The Company has a contributory 401(k) profit-sharing plan covering all employees, subject to certain minimum age and service requirements. The Company contributed $37,391 and $34,023 to the plan for the years ended December 31, 1998 and 1997, respectively.

NOTE 7.  INCOME TAXES

         Income tax expense consists of the following:

                                                                                    December 31,
                                                                        --------------------------------------
                                                                               1998                 1997
                                                                        -----------------   ------------------
         Current                                                        $        163,687    $         184,741
         Deferred taxes                                                           39,408              153,171
         Benefit of net operating loss carryforward                                    -            (153,413)
         Change in valuation allowance                                           (9,921)            (114,739)
                                                                        -----------------   ------------------
                 Income tax expense                                     $        193,174    $          69,760
                                                                        =================   ==================

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                    December 31,
                                                                 ----------------------------------------------------
                                                                           1998                        1997
                                                                 ------------------------    ------------------------
                                                                    Amount       Percent        Amount       Percent
                                                                 -------------   --------    -------------   --------
            Tax provision at statutory rate                      $    239,968      34 %      $    194,365      34 %
               Change in valuation allowance                          (9,921)     (2)           (114,739)    (20)
               Tax-free income                                       (45,083)     (6)             (1,175)       -
               Disallowed interest expense                              5,753       1                   -       -
               Other items, net                                         2,457       -             (8,691)     (2)
                                                                 -------------   --------    -------------   --------
            Income tax expense                                   $    193,174      27 %      $     69,760      12 %
                                                                 =============   ========    =============   ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 7.  INCOME TAXES (Continued)

         The components of deferred income taxes are as follows:


                                                                                         December 31,
                                                                             -------------------------------------
                                                                                    1998                1997
                                                                             -----------------   -----------------
           Deferred tax assets:
              Loan loss reserves                                             $         34,762    $         34,344
              Preopening expense amortization                                          12,611              29,426
              Other                                                                         -               1,179
                                                                             -----------------   -----------------
                                                                                       47,373              64,949
           Valuation allowance                                                              -             (9,921)
                                                                             -----------------   -----------------
                                                                                       47,373              55,028
                                                                             -----------------   -----------------
           Deferred tax liabilities:
              Depreciation                                                             42,493              29,757
              Accrual to cash method of accounting for tax purposes                    72,799              63,703
               Securities available-for-sale                                           52,847              15,357
                                                                             -----------------   -----------------
                                                                                      168,139             108,817
                                                                             -----------------   -----------------

           Net deferred tax liabilities                                      $      (120,766)    $       (53,789)
                                                                             =================   =================


NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the financial statements. These financial instruments may include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                December 31,
                                                                    --------------------------------------
                                                                           1998                 1997
                                                                    -----------------    -----------------
               Commitments to extend credit                         $      2,207,000     $        842,553
                                                                    =================    =================

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
         (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

         Lease Commitment

         In June 1996, the Company, subleasee, entered into a five-year operating sublease agreement for the rental of a branch banking facility at William B. Hartsfield Atlanta International Airport. The sublease agreement covers approximately 475 square feet of space located in the main terminal of the airport.

         In 1997, the Company exercised its right of termination. Upon notice of termination, the sublessor offered to renegotiate the lease under terms acceptable to both parties. Effective June 1998, the sublessor agreed to pay all of the subleasee's obligations under the sublease with the exception of the subleasee's pro rata share of actual maintenance and operating costs for the Bank center (currently estimated at $25 per square foot per year).

         Total rental expense for the years ended December 31, 1998 and 1997 was $20,195 and $15,766, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 9.  CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County, metropolitan Atlanta, and to various minority groups throughout the southeastern United States. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the metropolitan Atlanta area. Fifty percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the of the total capital and surplus as defined, which amounted to approximately $1,330,000 at December 31, 1998.

         The Company has a concentration of funds on deposit at its principal correspondent bank at December 31, 1998 as follows:

           Noninterest-bearing accounts and Federal funds sold                      $      4,090,162
                                                                                    =================

NOTE 10. Regulatory Matters

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $258,000 of retained earnings were available for dividend declaration without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements . Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 10. Regulatory MatterS (Continued)

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                       To Be Well
                                                                             For Capital           Capitalized Under
                                                                              Adequacy             Prompt Corrective
                                                    Actual                    Purposes             Action Provisions
                                          ----------------------------  ----------------------  ------------------------
                                              Amount          Ratio        Amount      Ratio        Amount       Ratio
                                          ----------------  ----------  -------------  -------  ---------------  -------
                                                                     (Dollars in Thousands)
                                          ------------------------------------------------------------------------------
           As of December 31, 1998:
             Total Capital
                (to Risk Weighted Assets)
                    Consolidated          $         6,209      20.90%   $      2,377       8%   $        2,971      10%
                    Bank                  $         6,245      21.02%   $      2,377       8%   $        2,971      10%
             Tier I Capital
                (to Risk Weighted Assets)
                   Consolidated           $         5,910      19.89%   $      1,188       4%   $        2,971       6%
                   Bank                   $         5,945      20.01%   $      1,188       4%   $        1,783       6%
             Tier I Capital
                (to Average Assets)
                   Consolidated           $         5,910      12.32%   $      1,919       4%   $        2,398       5%
                   Bank                   $         5,945      12.39%   $      1,919       4%   $        2,398       5%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 10. Regulatory Matters (Continued)

                                                                                                    To Be Well
                                                                           For Capital           Capitalized Under
                                                                            Adequacy             Prompt Corrective
                                                  Actual                    Purposes             Action Provisions
                                        ----------------------------  ----------------------  ------------------------
                                            Amount          Ratio        Amount      Ratio        Amount       Ratio
                                        ----------------  ----------  -------------  -------  ---------------  -------
                                                                   (Dollars in Thousands)
                                        ------------------------------------------------------------------------------
         As of December 31, 1997:
           Total Capital
              (to Risk Weighted Assets) $         5,689      26.81%   $      1,698       8%   $        2,122      10%
           Tier I Capital
              (to Risk Weighted Assets) $         5,424      25.56%   $        849       4%   $        1,273       6%
           Tier I Capital
              (to Average Assets)       $         5,424      15.62%   $      1,389       4%   $        1,737       5%


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         Cash, Due From Banks, and Federal Funds Sold:

         The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Securities Available-For-Sale:

           Fair values for securities available-for-sale are based on available quoted market prices.

         Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

         Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

           The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                       December 31, 1998                    December 31, 1997
                                               ----------------------------------   ----------------------------------
                                                  Carrying            Fair              Carrying            Fair
                                                   Amount             Value              Amount             Value
                                               ----------------  ----------------   ----------------  ----------------
           Financial assets:
              Cash, due from banks
                 and Federal funds sold        $     5,462,219   $     5,462,219    $     3,687,077   $     3,687,077
              Securities available-for-sale         17,736,878        17,736,878         14,734,859        14,734,859
              Loans                                 21,645,592        22,067,967         15,642,405        15,903,178
              Accrued interest receivable              399,618           399,618            316,224           316,224

           Financial liabilities:
              Deposits                              41,352,689        41,408,369         30,142,511        30,169,994
              Accrued interest payable                 111,507           111,507             72,196            72,196


NOTE 12. SUPPLEMENTAL FINANCIAL DATA

                                                                                       December 31,
                                                                           --------------------------------------
                                                                                  1998                 1997
                                                                           -----------------    -----------------
           Legal and professional                                          $         78,445     $         53,367
           Security                                                                  97,115               81,217
           Courier                                                                   49,404               32,719
           Other losses                                                              64,527               17,897

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 13. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet, statement of income, and cash flows of Capitol City Bancshares, Inc., as of and for the period ended December 31, 1998:

                                                  CONDENSED BALANCE SHEET
                                                     December 31, 1998
           Assets
              Investment in subsidiary                                                     $            6,052,340
              Other assets                                                                                 35,885
                                                                                           ----------------------

                   Total assets                                                            $            6,088,225
                                                                                           ======================

           Other liabilities                                                               $               39,313
           Stockholders' equity                                                                         6,048,912
                                                                                           ----------------------

                   Total liabilities and stockholders' equity                              $            6,088,225
                                                                                           ======================

                                CONDENSED STATEMENT OF INCOME
                 December 22, 1998, Date of Inception, to December 31, 1998

             Other expenses                                                                $                5,193
                                                                                           ----------------------

                     Loss before income tax benefit and
                      equity in undistributed income of subsidiary                                         (5,193)

           Income tax benefit                                                                               1,766
                                                                                           ----------------------

                         Loss before equity in undistributed
                          income of subsidiary                                                             (3,427)

           Equity in undistributed income of subsidiary                                                    42,032
                                                                                           ----------------------

                         Net income                                                        $               38,605
                                                                                           ======================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 13. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                 CONDENSED STATEMENT OF CASH FLOWS
                     December 22, 1998, Date of Inception, to December 31, 1998
           Operating Activities
              Net income                                                                  $                38,605
              Adjustments to reconcile net income to net cash
                 provided by operating activities:
                 Undistributed income of subsidiary                                                      (42,032)
                 Other operating activities                                                                 3,427
                                                                                          ------------------------

                         Net cash provided by operating activities                                              0
                                                                                          ------------------------

           Cash at end of year                                                            $                     0
                                                                                          ========================


NOTE 14. BUSINESS COMBINATION

         On December 22, 1998, the Company acquired all of the outstanding common stock of the Bank in exchange for 532,088 shares of $6 par value common stock. The acquisition has been accounted for as a pooling of interests, and, accordingly, all prior financial statements have been restated to reflect the combination. Income of the subsidiary prior to acquisition on December 22, 1998 was $474,009, which is included in the consolidated statement of income.

ITEM EIGHT.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE.
             --------------------

         The Company and the Bank did not have any changes in or disagreements with its principal independent accountant, Mauldin & Jenkins, during the three most recent fiscal years.

                                   PART III

ITEM NINE.  DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT.
---------   --------------------------------------------------

         The following table lists the name and ages of all directors, nominee directors and executive officers of the Company, indicates all positions and offices with the Company held by each such person, states the term of office as a director or principal officer and the period during which such person has served, and briefly describes the business experience of each director, nominee director or executive officer. There are no arrangements or understandings between such persons and any other person pursuant to which that person was elected as a director or executive officer.

===================================================================================================================
Name of Director or Principal                                Year           Information about Directors or
Officer                                          Age         Elected        Principal Officers
===================================================================================================================
George G. Andrews                                 47         1994           President, Chief Executive Officer; and
                                                                            Chief Financial Officer
                                                                            formerly with Trust Company Bank
-------------------------------------------------------------------------------------------------------------------
Dr. Gloria Campbell-D'Hue                         51         1994           Director; Physician
-------------------------------------------------------------------------------------------------------------------
J. Al Cochran                                     68         1994           Director, General Counsel;
                                                                            Attorney-at-Law
-------------------------------------------------------------------------------------------------------------------
Keith E. Evans                                    53         1995           Director; Physical Therapist, Atlanta
                                                                            Human Performance Center
-------------------------------------------------------------------------------------------------------------------
Leon Goodrum                                      57         1994           Chairman; Operator, McDonald's
                                                                            Restaurant
-------------------------------------------------------------------------------------------------------------------
Agnes H. Harper                                   53         1995           Director; Retired Agent, New York Life
                                                                            Insurance Company
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
Name of Director or Principal                                Year           Information about Directors or
Officer                                          Age         Elected        Principal Officers
===================================================================================================================
Charles W. Harrison                               67         1994           Director; Insurance Executive,
                                                                            Harrison Insurance Agency
-------------------------------------------------------------------------------------------------------------------
Robert A. Holmes                                  55         1995           Director; University Administrator,
                                                                            Clark Atlanta University
-------------------------------------------------------------------------------------------------------------------
Maurice Jones, Sr.                                47         1995           Director; retired, formerly of
                                                                            Kimberly-Clark
-------------------------------------------------------------------------------------------------------------------
Moses M. Jones                                    48         1995           Director; Physician
-------------------------------------------------------------------------------------------------------------------
Marian S. Jordan                                  53         1995           Director; Teacher, Atlanta Board of
                                                                            Education and Parents' Choice Day Care
-------------------------------------------------------------------------------------------------------------------
Thomas J. Locke, III                              43         1995           Director; Physician
-------------------------------------------------------------------------------------------------------------------
Kaneta R. Lott                                    48         1994           Director; Secretary, Dentist, Childrens
                                                                            Dentistry, P.C.
-------------------------------------------------------------------------------------------------------------------
Donald F. Marshall                                61         1994           Director; Dentist
-------------------------------------------------------------------------------------------------------------------
George C. Miller, Jr.                             50         1995           Director; President, Spectrum
                                                                            Consulting Associates, Inc.
-------------------------------------------------------------------------------------------------------------------
Elvin R. Mitchell, Sr.                            85         1995           Director; Contractor, E. R. Mitchell
                                                                            Construction Company
-------------------------------------------------------------------------------------------------------------------
Sarah S. Sistrunk                                 50         1995           Director; Physician, Promina Paulding
                                                                            Hospital
-------------------------------------------------------------------------------------------------------------------
Roy W. Sweat                                      71         1995           Director; Chiropractor
-------------------------------------------------------------------------------------------------------------------
William Thomas                                    54         1995           Director; President, Thomas Cleaning
                                                                            Service, Inc.
-------------------------------------------------------------------------------------------------------------------
Cordy T. Vivian                                   73         1995           Director; President, Basic, Inc.
                                                                            (relations)
===================================================================================================================

         J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

         Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 1998.

         There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. The Company and the Bank do not separately compensate their directors. The directors are not compensated for attending the monthly board meetings of the Bank and various other committee meetings.

         During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A "legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1998 and Form 5 and amendments thereto furnished to the Company during 1998, no person who, at any time during 1998, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1998 fiscal year or previously.

ITEM TEN.  EXECUTIVE COMPENSATION.
--------   ----------------------

         The following table sets forth the aggregate annual compensation for the Bank's Chief Executive Officer. No individual earned in excess of $100,000 during 1998.

                          SUMMARY COMPENSATION TABLE

                                LONG-TERM COMPENSATION

                               AWARDS         PAYOUTS
(a)                       (b)  (c)         (d)   (e)           (f)               (g)      (h)     (i)

NAME AND                                         OTHER ANNUAL  RESTRICTED         OPTION  LTIP     OTHER
PRINCIPAL POSITION       YEAR   SALARY    BONUS  COMPENSATION  STOCK AWARDS       SARs    PAYOUTS  COMPENSATION
George G. Andrews        1998   $90,000   $7500  $1800(1)            -            -       -        $5,793(2)
CEO, President,          1997   $81,900   $1500  $1800(1)            -            -       -
Director                 1996   $78,000     -       -                -            -       -

-------------------

  1        Representing membership dues paid on Mr. Andrews' behalf.

  2 Company matching contributions to the Company's 401(k) Plan on behalf of Mr. Andrews.

         No individual during 1998 for whom compensation information is disclosed in the above summary compensation table received any option or stock appreciation rights, exercised any option or stock appreciation rights, had outstanding as of December 31, 1998 any unexercised options or stock appreciation rights, or received any award under a long term incentive plan.

         As of December 31, 1998 the directors of the Company receive no compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company's last fiscal year for services as a director except as described herein.

         The Company is not aware of any compensatory plan or arrangement with respect to any individual named in the summary compensation table for the latest fiscal year which will result from the resignation, retirement or other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM ELEVEN. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.
-----------  ---------------------------------------------------------------

         As of December 31, 1998 the Company knows of no beneficial owner of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

         The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:

=====================================================================================
Name of Beneficial Owner                   Amount and Nature of          Percent of
                                           Beneficial Ownership          Class
=====================================================================================
George G. Andrews                                   8,000(2)                1.50%
-------------------------------------------------------------------------------------
Dr. Gloria Campbell-D'Hue                          10,000(3)                1.88%
-------------------------------------------------------------------------------------
J. Al Cochran                                      10,000                   1.88%
-------------------------------------------------------------------------------------

  2 Includes 4,000 shares owned by Mr. Andrews and 4,000 shares held jointly with Mr. Andrews' spouse.
  3 Includes 4,250 shares owned by Dr. D'Hue and 5,750 shares owned by her child.

=====================================================================================
Name of Beneficial Owner                   Amount and Nature of          Percent of
                                           Beneficial Ownership          Class
=====================================================================================
Keith E. Evans                                   7,500                       1.41%
-------------------------------------------------------------------------------------
Leon Goodrum                                    11,500                       2.16%
-------------------------------------------------------------------------------------
Agnes H. Harper                                 10,175(4)                    1.91%
-------------------------------------------------------------------------------------
Charles W. Harrison                             10,600(5)                    1.99%
-------------------------------------------------------------------------------------
Robert A. Holmes                                 6,000                       1.13%
-------------------------------------------------------------------------------------
Maurice Jones, Sr.                               4,357(6)                     .82%
-------------------------------------------------------------------------------------
Moses M. Jones                                  10,200(7)                    1.92%
-------------------------------------------------------------------------------------
Marian S. Jordan                                10,250(8)                    1.93%
-------------------------------------------------------------------------------------
Thomas J. Locke, III                            10,000(9)                    1.88%
-------------------------------------------------------------------------------------
Kaneta R. Lott                                  12,000(10)                   2.26%
-------------------------------------------------------------------------------------
Donald F. Marshall                              10,000                       1.88%
-------------------------------------------------------------------------------------
George C. Miller, Jr.                            5,000(11)                    .94%
-------------------------------------------------------------------------------------
Elvin Mitchell, Sr.                             15,400(12)                   2.89%
-------------------------------------------------------------------------------------

  4 Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper's spouse, and 1,192 shares held by Mrs. Harper's spouse.

  5        Includes 10,000 shares owned by Mr. Harrison, 600 shares held by Mr.
           Harrison's children.

  6        Includes 500 shares owned by Mr. Jones, 3,257 shares held by Mr.
           Jones's children, 350 shares held by Mr. Jones's mother, and 250 shares held by Mr. Jones's mother-in-law.

  7        Includes 7,600 shares owned by Mr. Jones and 2,600 shares held by Mr.
           Jones's children.

  8        Includes 10,000 shares owned by Ms. Jordan and 250 shares held by Ms.
           Jordan's children.

  9        Includes 2,400 shares owned by Mr. Locke and 7,600 shares held by Mr.
           Locke's children.

  10 Includes 8,000 held jointly with Dr. Lott's spouse, 2,000 shares held by Dr. Lott's child and 2,000 shares held by Childrens Dentistry Profit Sharing Plan.

  11 Includes 4,500 shares owned by Mr. Miller and 500 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.

  12 Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell's spouse, and 150 shares held by Mr. Mitchell's grandchildren.

=====================================================================================
Name of Beneficial Owner                   Amount and Nature of          Percent of
                                           Beneficial Ownership          Class
=====================================================================================
Sarah S. Sistrunk                             10,00013                      1.88%
-------------------------------------------------------------------------------------
Roy W. Sweat                                    15,000                      2.82%
-------------------------------------------------------------------------------------
William Thomas                                  27,905(14)                  5.24%
-------------------------------------------------------------------------------------
Cordy T. Vivian                                 10,200(15)                  1.92%
-------------------------------------------------------------------------------------

The Company's common stock beneficially owned by all directors and principal officers as a group as of March 24, 1998, (20 persons) totaled 214,087 shares, representing 40.23% of the Company's common stock.

         None of the persons listed in the above table have the right to acquire beneficial ownership of any shares of the Company within the next sixty days. There are no outstanding option warrants or other rights to acquire equity securities of the Company.

         The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM TWELVE.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-----------   ----------------------------------------------

         The Company's directors and executive officers, and certain business organizations and individuals associated therewith, have been customers of and have had banking transactions with the Company and are expected to continue such relationships in the future. Pursuant to such transactions, the Bank's directors and executive officers from time to time have borrowed funds from the Bank for various business and personal reasons. Extensions of credit made by the Bank to its directors and executive officers have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than a normal risk of collectibility or present other unfavorable features.

------------------------

  13 Includes 7,500 owned by Ms. Sistrunk and 2,500 shares by Ms. Sistrunk's children.
  14 Includes 10,200 shares owned by Mr. Thomas and 17,705 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.
  15 Includes 9,700 shares owned by Mr. Vivian and 500 shares held by Mr. Vivian's spouse.

ITEM THIRTEEN.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------   --------------------------------

A.       Exhibit
         Number   Description of Exhibits
         -------  -----------------------

           2.1 Plan or Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capital City Bancshares, Inc., Capital City Bank and Trust, and Capital City Interim, Inc., which Agreement is included as Appendix "A" to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998 Registration No. 333-64789.

           3.1 Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.(a) to the Registrant's Form S-4 filed by Capital City Bancshares, Inc. on September 30, 1998, Registration No. 333-64789).

           3.2 Bylaws of Registrant (incorporated by reference as Exhibit 3.(b) to the Registrant's Form S-4 filed by Capital City Bancshares, Inc. on September 30, 1998, Registration No. 333-64789).

           27.    Financial Data Schedule

B. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPITOL CITY BANCSHARES, INC.



                                         BY:/s/ GEORGE G. ANDREWS
                                            --------------------------------
                                            GEORGE G. ANDREWS, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER