Form 10QSB
period 1999-03-31
CAPITOL CITY BANCSHARES INC
filed 1999-05-14
CIK 1070295

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---
        EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 1999
                                                 --------------

        OR

 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:   000-25227
                                                ---------

                         CAPITOL CITY BANCSHARES, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

Georgia                                            58 - 1994305
-------                                            ------------
(State or other jurisdiction of                    (I.R.S. Employment
Incorporation or organization)                     Identification Number)

562 Lee Street, S.W.
Atlanta, Georgia                                        30311
----------------                                        -----
(Address of principal                                 (Zip Code)
executive office)

Registrant's telephone number, including area code:  (404) 752-6067
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No  ____
                                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999: 532,088

Transitional Small Business Disclosure Format (check one)   Yes _____  No  X
                                                                          ---

                                     INDEX

                                                                       Page
                                                                       ----
Part I.   Financial Information
          ---------------------

Item 1.   Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheet
            as of March 31, 1999                                          3

            Condensed Consolidated Statements of Income and
             Comprehensive Income for the Three Months Ended
             March 31, 1999 and 1998                                      4

            Condensed Consolidated Statements of Cash Flows
             For The Three Months Ended March 31, 1999 and 1998         5-6

            Notes to Condensed Consolidated Financial Statements        7-9

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          10-15

Part II   Other Information
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                               17

Signatures                                                               18

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)

                        ASSETS
                        ------
Cash and due from banks                                                                        $          2,411,898
Federal funds sold                                                                                        3,221,000
Securities available-for-sale, at fair value                                                             20,380,856

Loans                                                                                                    23,947,551
Less allowance for loan losses                                                                              245,561
                                                                                               --------------------
          Loans, net                                                                                     23,701,990
                                                                                               --------------------

Premises and equipment                                                                                    2,534,774
Other assets                                                                                                599,453
                                                                                               --------------------

          TOTAL ASSETS                                                                         $         52,849,971
                                                                                               ====================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

DEPOSITS
    Demand                                                                                     $         18,245,460
    Interest-bearing demand                                                                               1,512,288
    Savings                                                                                               3,518,811
    Time                                                                                                 23,251,505
                                                                                               --------------------
          TOTAL DEPOSITS                                                                                 46,528,064
Other liabilities                                                                                           268,437
                                                                                               --------------------
          TOTAL LIABILITIES                                                                              46,796,501
                                                                                               --------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                                               3,192,528
    Capital surplus                                                                                       2,128,352
    Retained earnings                                                                                       729,316
    Accumulated other comprehensive income                                                                    3,274
                                                                                               --------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                      6,053,470
                                                                                               --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $         52,849,971
                                                                                               ====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                              THREE MONTHS               THREE MONTHS
                                                                                 ENDED                      ENDED
                                                                                MARCH 31,                  MARCH 31,
                                                                                  1999                       1998
                                                                         ------------------           ---------------
INTEREST INCOME
    Loans                                                                $         593,786            $      439,184
    Taxable securities                                                             260,690                   233,070
    Federal funds sold                                                              41,014                    41,059
                                                                         ------------------           ---------------
              TOTAL INTEREST INCOME                                                895,490                   713,313

INTEREST EXPENSE ON DEPOSITS                                                       350,210                   270,039
                                                                         ------------------           ---------------


              NET INTEREST INCOME                                                  545,280                   443,274
PROVISION FOR LOAN LOSSES                                                           15,000                    25,000
                                                                         ------------------           ---------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  530,280                   418,274
                                                                         ------------------           ---------------

OTHER INCOME
    Service charges on deposit accounts                                            259,216                   209,507
    Other operating income                                                          32,989                    55,008
                                                                         ------------------           ---------------
              TOTAL OTHER INCOME                                                   292,205                   264,515
                                                                         ------------------           ---------------

OTHER EXPENSES
    Salaries and other employee benefits                                           319,126                   265,897
    Occupancy and equipment expenses                                                84,209                    59,545
    Other operating expenses                                                       291,420                   168,285
                                                                         ------------------           ---------------
              TOTAL OTHER EXPENSES                                                 694,755                   493,727
                                                                         ------------------           ---------------

              NET INCOME BEFORE INCOME TAXES                                       127,730                   189,062

INCOME TAX EXPENSE                                                                  23,863                    64,280
                                                                         ------------------           ---------------
              NET INCOME                                                           103,867                   124,782
                                                                         ------------------           ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                           (99,311)                   63,710
                                                                         ------------------           ---------------
     Other comprehensive income (loss)                                             (99,311)                   63,710
                                                                         ------------------           ---------------
    COMPREHENSIVE INCOME                                                 $           4,556            $      188,492
                                                                         ==================           ===============

BASIC AND DILUTED INCOME PER COMMON SHARE                                $            0.20            $         0.23
                                                                         ==================           ===============


WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)                            532,088                   532,088
                                                                         ==================           ===============


CASH DIVIDENDS PER SHARE OF COMMON STOCK                                 $              -             $           -
                                                                         ==================           ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                              1999                         1998
                                                                        -----------------           ----------------
OPERATING ACTIVITIES
    Net income                                                          $         103,867           $        124,782
    Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                                              45,799                     29,516
        Provision for loan losses                                                  15,000                     25,000
        Other operating activities                                               (204,550)                  (281,444)
                                                                        -----------------           ----------------

              Net cash used in operating activities                               (39,884)                  (102,146)
                                                                        -----------------           ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                 (4,499,082)                  (687,700)
    Proceeds from maturities of securities available-for-sale                   1,703,117                          0
    Net (increase) decrease in Federal funds sold                                 105,000                   (272,000)
    Net increase in loans                                                      (2,071,398)                  (570,137)
    Purchase of premises and equipment                                            (97,449)                   (21,797)
                                                                        -----------------           ----------------

              Net cash used in investing activities                            (4,859,812)                (1,551,634)
                                                                        -----------------           ----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                    5,175,375                  1,215,105
                                                                        -----------------           ----------------

              Net cash provided by financing activities                         5,175,375                  1,215,105
                                                                        -----------------           ----------------

Net increase (decrease) in cash and due from banks                                275,679                   (438,675)

Cash and due from banks, beginning of period                                    2,136,219                  1,878,666
                                                                        -----------------           ----------------

Cash and due from banks, end of period                                  $       2,411,898           $      1,439,991
                                                                        =================           ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
 STATEMENTS.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In April of 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. Upon adoption of SOP 98-5 on January 1, 1999, the Company expensed $32,414 of unamortized organization costs initially capitalized in connection with the formation of the holding company in 1998.

          In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Company has not determined the effect of SFAS 133 on its financial condition and results of operations at this time.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                 CAPITOL CITY BANKSHARES, INC. AND SUBSIDIARY

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

Total assets increased during the first quarter of 1999 from $47.8 million to $52.8 million, or 10.50% for the quarter. The increase in total assets in 1999 is above the 9.89% growth for the same period in 1998. The growth in both years was funded by an increase in total deposits of $5.2 million and $3.4 million, respectively. The increase in total assets for the quarter ended March 31, 1999 consisted primarily of an increase of $2.6 million in securities and an increase of $2.1 million in net loans. The loan to deposit ratio at March 31, 1999 was 51% compared to 50% at March 31, 1998. For the first quarter of 1999, deposit growth continued to grow at a faster pace than loans, as the loan to deposit ratio decreased from 53% at December 31, 1998.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of the Company's subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At March 31, 1999, the Bank's liquidity was more than adequate in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 37% at March 31, 1999.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At March 31, 1999, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at March 31, 1999 are as follows:

                                      Regulatory
                             Actual   Requirement
Leverage Capital Ratio        11.81%        4.00%
Risk-Based Capital Ratios
 Core Capital                 18.44%        4.00%
 Total Capital                19.19%        8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INTEREST INCOME. Net interest income increased by $102,000 for the quarter ended March 31, 1999 compared to the same period in 1998, or by 23.01%. The comparable increase in 1998 was $101,000. The increase in net interest income for the quarter ended March 31, 1999 is attributable to an increase in earning assets of $11,345,000 as compared to March 31, 1998. During this same period, total deposits increased by $13,011,000, of which $9,139,000 was noninterest-bearing deposits. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin was 4.74% and 5.14% at March 31, 1999 and 1998, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $15,000 was made during the three month period ending March 31, 1999 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.03% at March 31, 1999 compared to 1.36% at December 31, 1998. There were no nonperforming loans as of March 31, 1999. Management believes the allowance for loan loss at March 31, 1999 is adequate to meet any future losses in the loan portfolio.

At March 31, 1999 and December 31, 1998, nonaccrual, past due, and restructured loans were as follows:

                                                     March 31,  December 31,
                                                       1999         1998
                                                     ---------  ------------
                                                     (Dollars in thousands)

         Total nonaccruing loans                         $   -      $  56
         Loans contractually past due ninety days
           or more as to interest or principal
           payments and still accruing                       -          9
         Restructured loans                                  -          -

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1999 and 1998 is as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                          1999         1998
                                                                       ----------   ----------
                                                                       (Dollars in thousands)
Average amount of loans outstanding                                    $   22,668   $   16,434
                                                                       ==========   ==========

Balance of allowance for loan losses at beginning of period            $      299   $      272
Loans charged off
   Commercial and financial                                                    (9)           -
   Construction                                                                 -            -
   Real estate                                                                  -            -
   Installment                                                                (88)         (62)
                                                                       ----------   ----------
                                                                              (97)         (62)
                                                                       ----------   ----------

Loans recovered
   Commercial and financial                                                     3            -
   Construction                                                                 -            -
   Real estate                                                                  -            -
   Installment                                                                 25           21
                                                                       ----------   ----------
                                                                               28           21
                                                                       ----------   ----------

Net (charge-offs) recoveries                                                  (69)         (41)
                                                                       ----------   ----------

Additions to allowance charged to operating expense during period              15           25
                                                                       ----------   ----------


Balance of allowance for loan losses at end of period                         245          256
                                                                       ==========   ==========


Ratio of net loans charged-off during the
   period to average loans outstanding                                        .30%        .25%
                                                                       ==========   ==========


OTHER INCOME. Other income increased by $28,000 for the quarter ended March 31, 1999 compared to an increase of $39,000 for the same period in 1998. The single most significant difference which affected both periods was increases of $50,000 and $19,000 in service charges on deposit accounts for 1999 and 1998, respectively.

OTHER EXPENSES. Other expenses increased by $201,000, or 40.72% for the three months ended March 31, 1999 as compared to the same period in 1998. The increase in 1998 as compared to the same period in 1997 was $72,000. The most significant increases in 1999 are increases of $53,000 in salaries and employee benefits and an increase of $123,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and the staffing of an additional branch opened December 1998. At March 31, 1999, the number of full-time equivalent employees was 35 compared to 29 at March 31, 1998.

Other operating expenses increased to $291,000 at March 31, 1999. Included in other operating expenses was $33,000 of expenses incurred of the holding company. The majority of this amount, or $32,000, represents the immediate write-off of organization costs in accordance with the new accounting statement of position 98-5. Prior to the adoption of SOP 98-5, this amount would have been written off over 60 months. There were no other significant increases in individual amounts as compared to the same period in 1998. The two largest items included in other operating expenses are EDP expenses and security expenses totaling $31,000 and $30,000, respectively. Other increases were directly related to the growth in loans and deposits.

NET INCOME. Net income decreased by $21,000 for the three months ended March 31, 1999 as compared to the same period in 1998. As discussed earlier, the primary variance over 1998 is the adoption of SOP 98-5.

YEAR 2000 DISCLOSURES

In accordance with sound management policy and directives from various regulatory agencies, the Company began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating, air conditioning, alarms, vaults, elevators and other office equipment, and was completed in 1998. The Company engaged Malgeri and Associates of Marietta, Georgia to develop a plan to be Year 2000 compliant. The plan identifies items that were not Year 2000 compliant and categorized items as either mission critical or not mission critical. All mission critical items that were noncompliant were slated for upgrade or replacement.

Mission critical items are those that allow us to process deposits and withdrawals to deposit accounts and payments or draws to loan accounts, and the ability to maintain accurate customer account information. Items that are not mission critical do not affect customer accounts or are easily replaced with less technical items.

Upon the conclusion of this review, it was determined that the loan program software, teller software, item processing equipment and software would need replacement and that the Bank's core system, "Caption," provided by Intercept would need upgrading. The "Caption" system has been upgraded by Intercept installing PC Bank Pac, a Y2K compliant system. The item processing equipment will be replaced in June 1999 with Year 2000 compliant hardware and software. To interface with the Intercept system, a Windows NT Network was installed, a loan software program, "CoPilot" was installed, and a new teller system was installed in August 1998.

A testing phase on the PC Bank Pac system upgrade is ongoing. The Company is participating in User Group or Proxy testing. The Company and independent third parties are in the process of reviewing the results of these tests.

The Company has contacted and remains in discussions with suppliers, large loan customers, and large depositors regarding their Year 2000 readiness. Management does not currently expect any Year 2000 issue to have a material impact on the condition of the Company.

Through December 31, 1998, the Company had incurred approximately $225,000 in costs related to the Year 2000 issue. The majority of this cost was spent replacing hardware and software and consulting fees. The old equipment was sold or written off and the resulting effect of the change in depreciation is not material. This equipment would have been replaced in the normal course of business regardless of the Year 2000 issue, but may not have occurred in 1998. Other items were directly expensed and did not have a material impact on the financial condition of the Company.

The Company has budgeted for an additional $100,000 in costs to complete the Company's Year 2000 Project, primarily to replace the proof machine in June 1999.

In the normal course of business, the Company manages many types of risks. Because the risks associated with the Year 2000 issue are unique, the Company has adjusted its risk management process and its contingency plans to consider the most probable Year 2000 effects. Although it is not possible to predict what failures may occur, the Company believes that planning, communication, and coordination will mitigate potential material disruption.

A formal contingency plan will be completed by mid-year for backup plans for all mission critical systems. This includes emergency response teams and offsite recovery centers. The plan will be reviewed and tested annually for effectiveness. Testing and training are ongoing.

                          PART II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAPITOL CITY BANCSHARES, INC.
                                           (Registrant)
                                    -----------------------------



Date:__________________________     /s/ George G. Andrews
                                    -----------------------------
                                    George G. Andrews
                                    President and Director



Date:__________________________     /s/ Kevin M. Sharpe
                                    -----------------------------
                                    Kevin M. Sharpe
                                    Vice President and
                                    Chief Financial Officer