Form 10QSB
period 1999-06-30
CAPITOL CITY BANCSHARES INC
filed 1999-08-13
CIK 1070295

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
             EXCHANGE ACT OF 1934

               For the quarterly period ended      June 30, 1999
                                              ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________  to __________

                      Commission File Number:  000-25227

                         Capitol City Bancshares, Inc.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Georgia                                            58-1994305
----------------------------                      ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

                 562 Lee Street, S.W., Atlanta, Georgia 30311
         -------------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 752-6067
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
    -----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _________
    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ______      No  _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 532,088.

Transitional Small Business Disclosure Format (Check One)  Yes ____   No  X
                                                                         ----

                                     INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information
         ---------------------

Item 1.  Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheet
               as of June 30, 1999.....................................    3

             Consolidated Statements of Income and
               Comprehensive Income for the Three and Six
               Months Ended June 30, 1999 and 1998.....................    4

             Consolidated Statements of Cash Flows For The
               Six Months Ended June 30, 1999 and 1998.................    5

             Notes to Consolidated Financial Statements................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 7-12


Part II  Other Information
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders...........   13

Item 6.  Exhibits and Reports on Form 8-K..............................   13

Signatures.............................................................   14

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (Unaudited)

                         Assets
                         ------
Cash and due from banks                                              $ 5,305,898
Federal funds sold                                                     1,750,000
Securities available-for-sale, at fair value                          17,700,175

Loans                                                                 28,302,470
Less allowance for loan losses                                           262,402
                                                                     -----------
          Loans, net                                                  28,040,068
                                                                     -----------

Premises and equipment                                                 2,576,353
Other assets                                                             689,590
                                                                     -----------

          Total assets                                               $56,062,084
                                                                     ===========


               Liabilities and Stockholders' Equity
               ------------------------------------

Deposits
    Demand                                                           $20,713,472
    Interest-bearing demand                                            1,408,819
    Savings                                                            3,505,403
    Time                                                              24,189,912
                                                                     -----------
          Total deposits                                              49,817,606
Note payable                                                              90,475
Other liabilities                                                        186,958
                                                                     -----------
          Total liabilities                                           50,095,039
                                                                     -----------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                            3,192,528
    Capital surplus                                                    2,128,352
    Retained earnings                                                    909,217
    Accumulated other comprehensive losses                              (263,052)
                                                                     -----------
          Total stockholders' equity                                   5,967,045
                                                                     -----------

          Total liabilities and stockholders' equity                 $56,062,084
                                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                ---------------------------------------------
                                                                                         1999                     1998
                                                                                -------------------     --------------------
Interest income
  Loans                                                                         $           695,222     $            503,000
  Taxable securities                                                                        248,975                  231,000
  Federal funds sold                                                                         28,529                   52,000
                                                                                -------------------     --------------------
     Total interest income                                                                  972,726                  786,000

Interest expense                                                                            374,966                  290,000
                                                                                -------------------     --------------------

     Net interest income                                                                    597,760                  496,000
Provision for loan losses                                                                    45,000                   40,000
                                                                                -------------------     --------------------
     Net interest income after provision for loan losses                                    552,760                  456,000
                                                                                -------------------     --------------------

Other income
  Service charges on deposit accounts                                                       284,548                  250,000
  Other operating income                                                                     30,915                   46,000
                                                                                -------------------     --------------------
     Total other income                                                                     315,463                  296,000
                                                                                -------------------     --------------------

Other expenses
  Salaries and employee benefits                                                            318,857                  259,000
  Occupancy and equipment expenses                                                           78,831                   46,000
  Other operating expenses                                                                  267,011                  216,000
                                                                                -------------------     --------------------
     Total other expenses                                                                   664,699                  521,000
                                                                                -------------------     --------------------

     Net income before income taxes                                                         203,524                  231,000

Income tax expense                                                                           23,622                   78,540
                                                                                -------------------     --------------------

     Net income                                                                             179,902                  152,460
                                                                                -------------------     --------------------

Other comprehensive income (loss)
  Unrealized gains (losses) on securities available-for-sale
     arising during period, net of tax                                                     (266,326)                 (43,521)
                                                                                -------------------     --------------------
  Other comprehensive income (loss)                                                        (266,326)                 (43,521)
                                                                                -------------------     --------------------

  Comprehensive income (loss)                                                   $           (86,424)    $            108,939
                                                                                ===================     ====================

Basic and diluted income per common share                                       $              0.34     $               0.29
                                                                                ===================     ====================

Weighted average shares outstanding (basic and diluted)                                     532,088                  532,088
                                                                                ===================     ====================

Cash dividends per share of common stock                                        $                 -     $                  -
                                                                                ===================     ====================

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                --------------------------------------------
                                                                                       1999                     1998
                                                                                --------------------     -------------------
Interest income
  Loans                                                                         $         1,289,008       $          942,000
  Taxable securities                                                                        509,665                  464,000
  Federal funds sold                                                                         69,543                   93,000
                                                                                -------------------      -------------------
     Total interest income                                                                1,868,216                1,499,000

Interest expense                                                                            725,176                  560,000
                                                                                -------------------      -------------------

     Net interest income                                                                  1,143,040                  939,000
Provision for loan losses                                                                    60,000                   65,000
                                                                                -------------------      -------------------
     Net interest income after provision for loan losses                                  1,083,040                  874,000
                                                                                -------------------      -------------------

Other income
  Service charges on deposit accounts                                                       543,764                  460,000
  Other operating income                                                                     63,904                  101,000
                                                                                -------------------      -------------------
     Total other income                                                                     607,668                  561,000
                                                                                -------------------      -------------------

Other expenses
  Salaries and employee benefits                                                            637,983                  525,000
  Occupancy and equipment expenses                                                          163,040                  106,000
  Other operating expenses                                                                  558,431                  395,000
                                                                                -------------------      -------------------
     Total other expenses                                                                 1,359,454                1,026,000
                                                                                -------------------      -------------------

     Net income before income taxes                                                         331,254                  409,000

Income tax expense                                                                           47,485                  111,000
                                                                                -------------------      -------------------

     Net income                                                                             283,769                  298,000
                                                                                -------------------      -------------------

Other comprehensive income (loss)
  Unrealized gains (losses) on securities available-for-sale
     arising during period, net of tax                                                     (365,637)                  20,189
                                                                                -------------------      -------------------
  Other comprehensive income (loss)                                                        (365,637)                  20,189
                                                                                -------------------      -------------------

  Comprehensive income (loss)                                                   $           (81,868)     $           318,189
                                                                                ===================      ===================

Basic and diluted income per common share                                       $              0.53      $              0.56
                                                                                ===================      ===================

Weighted average shares outstanding (basic and diluted)                                     532,088                  532,088
                                                                                ===================      ===================

Cash dividends per share of common stock                                        $                 -      $                 -
                                                                                ===================      ===================

The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                                                1999                   1998
                                                                               ------                 ------
OPERATING ACTIVITIES
    Net income                                                              $    283,769           $    298,000
    Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                                             90,303                 65,000
        Provision for loan losses                                                 60,000                 65,000
        Other operating activities                                              (149,610)               (69,077)
                                                                            ------------           ------------

              Net cash provided by operating activities                          284,462                358,923
                                                                            ------------           ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (5,572,549)            (2,563,000)
    Proceeds from maturities of securities available-for-sale                  5,055,257                      -
    Net (increase) decrease in Federal funds sold                              1,576,000             (2,007,000)
    Net increase in loans                                                     (6,454,876)            (3,216,000)
    Purchase of premises and equipment                                          (183,532)              (222,000)
                                                                            ------------           ------------

              Net cash used in investing activities                           (5,579,700)            (8,008,000)
                                                                            ------------           ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   8,464,917              6,956,000
                                                                            ------------           ------------

              Net cash provided by financing activities                        8,464,917              6,956,000
                                                                            ------------           ------------

Net increase (decrease) in cash and due from banks                             3,169,679               (693,077)

Cash and due from banks, beginning of period                                   2,136,219              1,914,077
                                                                            ------------           ------------

Cash and due from banks, end of period                                      $  5,305,898           $  1,221,000
                                                                            ============           ============


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

          The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

Total assets have increased from $47.8 million to $56.1 million, or 17.2% for the six months ended June 30, 1999. The increase in total assets during this period is slightly less than the 20.4% growth for the same period in 1998. The growth in both years was funded primarily by increases in total deposits of $8.5 million and $7.0 million, respectively. The increase in total assets for the six months ended June 30, 1999 consisted primarily of an increase of $3.2 million in cash and due from banks, and an increase of $6.4 million in gross loans. The loan to deposit ratio at June 30, 1999 was 57% compared to 51% at June 30, 1998.

Total equity decreased during the six months ended June 30, 1999 by $82,000.
The net decrease consists of net income for the period of $284,000 less unrealized losses recognized on securities available-for-sale totaling $366,000. The decrease in the value of the securities portfolio reflects the change in the bond market in 1999.

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

At June 30, 1999, the Bank's liquidity was more than adequate in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 37% at June 30, 1999.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At June 30, 1999, the Company's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at June 30, 1999 are as follows:

                                                             Regulatory
                                              Actual        Requirement

          Leverage Capital Ratio              11.58%            4.00%
          Risk-Based Capital Ratios
               Core Capital                   17.09%            4.00%
               Total Capital                  17.81%            8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $102,000 and $204,000 for the quarter and six month period ended June 30, 1999, respectively, compared to the same period in 1998. The increase in net interest income for both periods ended June 30, 1999 is attributable to an increase in earning assets of $7,567,000 as compared to June 30, 1998. During this same period, total deposits increased by $12,719,000, of which $6,657,000 of the increase was noninterest-bearing deposits. The increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin was 4.84% and 5.20% at June 30, 1999 and December 31, 1998, respectively.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $60,000 was made during the six month period ending June 30, 1999 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 0.93% at June 30, 1999 compared to 1.36% at December 31, 1998. Management believes the allowance for loan loss at June 30, 1999 is adequate to meet any potential losses in the loan portfolio.

At June 30, 1999 and December 31, 1998, nonaccrual, past due, and restructured loans were as follows:

                                                 June 30,    December 31,
                                                   1999          1998
                                                 --------      --------
                                                 (Dollars in thousands)

     Total nonaccruing loans                     $     6       $   56
     Loans contractually past due ninety days
       or more as to interest or principal
       payments and still accruing                    10            9
     Restructured loans                                -            -

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

Information regarding the allowance for loan loss data through June 30, 1999 and 1998 is as follows:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                       ------------------------------------------------
                                                                                    1999                      1998
                                                                       ----------------------      --------------------
                                                                                     (Dollars in thousands)
Average amount of loans outstanding                                      $             24,606        $           17,428
                                                                       ======================      ====================

Balance of allowance for loan losses at beginning of period              $                300        $              271
                                                                       ----------------------      --------------------
Loans charged off
  Commercial and financial                                                                 (9)                        -
  Real estate                                                                             (10)                        -
  Installment                                                                            (130)                     (100)
                                                                       ----------------------      --------------------
                                                                                         (149)                     (100)
                                                                       ----------------------      --------------------

Loans recovered
  Commercial and financial                                                                  5                         1
  Real estate                                                                               -                         -
  Installment                                                                              46                        47
                                                                       ----------------------      --------------------
                                                                                           51                        48
                                                                       ----------------------      --------------------

Net (charge-offs) recoveries                                                              (98)                      (52)
                                                                       ----------------------      --------------------

Additions to allowance charged to operating expense during period                          60                        65
                                                                       ----------------------      --------------------

Balance of allowance for loan losses at end of period                                     262                       284
                                                                       ======================      ====================

Ratio of net loans charged-off during the
   period to average loans outstanding                                                    .40%                      .30%
                                                                       ======================      ====================


Other Income. Other income increased by $19,000 and $47,000 for the quarter and six months ended June 30, 1999, respectively, compared to the same period in 1998. The single most significant difference was an increase in service charges on deposit accounts of $84,000 for the six month period.

Other Expenses. Other expenses increased by $144,000, or 27.6% for the three months ended June 30, 1999 as compared to the same period in 1998. The most significant increases in 1999 are increases of $60,000 in salaries and employee benefits and an increase of $51,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and the staffing of an additional branch opened December 1998. At June 30, 1999, the number of full-time equivalent employees was 41 compared to 28 at June 30, 1998. The increase in salaries and employee benefits for the six months ended June 30, 1998 was $113,000.

Other operating expenses increased by $163,000 for the six months ended June 30, 1999 to $558,000. Included in other operating expenses was $33,000 of expenses incurred at the holding company. The majority of this amount, or $32,000, represents the immediate write-off of organization costs in accordance with the new accounting statement of position 98-5. Prior to the adoption of SOP 98-5, this amount would have been written off over 60 months. There were no other significant increases in individual amounts as compared to the same period in 1998. The two largest items included in other operating expenses are EDP expenses and security expenses totaling $64,000 and $60,000, respectively.
Other increases were directly related to the growth in loans and deposits.

Net Income. Net income decreased by $14,000 for the six months ended June 30, 1999 as compared to the same period in 1998. As discussed earlier, the primary variance over 1998 is the adoption of SOP 98-5 and the increase in personnel expenses.

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

Upon the conclusion of this review, it was determined that the loan program software, teller software, item processing equipment and software would need replacement and that the Bank's core system, "Caption," provided by Intercept would need upgrading. The "Caption" system has been upgraded by Intercept installing PC Bank Pac, a Y2K compliant system. The item processing equipment was replaced in June 1999 with Year 2000 compliant hardware and software. To interface with the Intercept system, a Windows NT Network was installed, a loan software program, "CoPilot" was installed, and a new teller system was installed in August 1998.

A testing phase on the PC Bank Pac system has been substantially completed. The Company participated in User Group Proxy testing. The Company and independent third parties have reviewed the results of these tests and have not identified any areas of significant concern.

The Company has contacted and remains in discussions with suppliers, large loan customers, and large depositors regarding their Year 2000 readiness. Management does not currently expect any Year 2000 issue to have a material impact on the condition of the Company.

Through December 31, 1998, the Company had incurred approximately $225,000 in costs related to the Year 2000 issue. The majority of this cost was spent replacing hardware and software and consulting fees. The old equipment was sold or written off and the resulting effect of the change in depreciation is not material. This equipment would have been replaced in the normal course of business regardless of the Year 2000 issue. Other items were directly expensed and did not have a material impact on the financial condition of the Company.

The Company has budgeted for an additional $100,000 in costs to complete the Company's Year 2000 Project, primarily the replacement of the proof machine in June 1999.

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

A formal contingency plan has been completed including backup plans for all mission critical systems. This includes emergency response teams and offsite recovery centers. Testing and training are ongoing.

                          PART II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders.

          The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 23, 1999. A total of 283,885 of the shares issued and outstanding registered for the meeting either in person or by proxy. The stockholders voted and approved the election of directors. The results of the election were as follows:


          Directors                       For        Against     Abstained
          ---------                       ---        -------     ---------
          George G. Andrews              283,885        -             -
          Dr. Gloria Campbell-D'Hue      283,885        -             -
          J. Al Cochran                  283,885        -             -
          Keith E. Evans                 283,885        -             -
          Leon Goodrum                   283,885        -             -
          Agnes H. Harper                283,885        -             -
          Charles W. Harrison            283,885        -             -
          Robert A. Holmes               283,885        -             -
          Moses M. Jones                 283,885        -             -
          Marian S. Jordan               283,885        -             -
          Kaneta R. Lott                 283,885        -             -
          Donald F. Marshall             283,885        -             -
          George C. Miller, Jr.          283,885        -             -
          Elvin Mitchell, Sr.            283,885        -             -
          Sarah S. Sistrunk              283,885        -             -
          Roy W. Sweat                   283,885        -             -
          William Thomas                 283,885        -             -
          Cordy T. Vivian                283,885        -             -

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAPITOL CITY BANCSHARES, INC.
                                            (Registrant)
                                    ---------------------------



Date: August 13, 1999                 /s/ George G. Andrews
      -----------------             ------------------------------------
                                    George G. Andrews
                                    President and Director



Date: August 13, 1999                 /s/ Kevin M. Sharpe
      -----------------             ------------------------------------
                                    Kevin M. Sharpe
                                    Vice President and
                                    Chief Financial Officer