Form 10QSB
period 1999-09-30
CAPITOL CITY BANCSHARES INC
filed 1999-11-12
CIK 1070295

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

      For the quarterly period ended      September 30, 1999
                                     ---------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                       Commission File Number: 000-25227

                         Capitol City Bancshares, Inc.
                     ------------------------------------

       (Exact name of small business issuer as specified in its charter)

          Georgia                                    58-2452995
----------------------------                ----------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

                  562 Lee Street, S.W., Atlanta, Georgia 30310
          --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (404) 752-6067
                    ----------------------------------------
                           (Issuer's telephone number)

                                       N/A
           ---------------------------------------------------------

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
Yes    X         No
    -------          -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes              No
    -------         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 532,088.

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               -----     ------

                                      INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information
         ---------------------


Item 1.       Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheet
                    as of September 30, 1999...............................3

                  Consolidated Statements of Income and
                    Comprehensive Income (Loss) for the Three and Nine
                    Months Ended September 30, 1999 and 1998...............4

                  Consolidated Statements of Cash Flows For The
                    Nine Months Ended September 30, 1999 and 1998..........5

                  Notes to Consolidated Financial Statements...............6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................7-12


Part II  Other Information

Item 6.       Exhibits and Reports on Form 8-K............................13

Signatures................................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                    Assets
                    ------
Cash and due from banks                                                           $     2,643,599
Federal funds sold                                                                        585,000
Securities available-for-sale, at fair value                                           17,796,276

Loans                                                                                  30,290,015
Less allowance for loan losses                                                            207,852
                                                                                  ----------------
          Loans, net                                                                   30,082,163
                                                                                  ----------------

Premises and equipment                                                                  2,558,883
Other assets                                                                              673,230
                                                                                  ----------------

          Total assets                                                            $    54,339,151
                                                                                  ================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                                        $    13,252,933
    Interest-bearing demand                                                             6,525,821
    Savings                                                                             3,578,825
    Time                                                                               24,504,836
                                                                                  ----------------
          Total deposits                                                               47,862,415
Note payable                                                                              115,475
Other liabilities                                                                         293,704
                                                                                  ----------------
          Total liabilities                                                            48,271,594
                                                                                  ----------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                             3,192,528
    Capital surplus                                                                     2,128,352
    Retained earnings                                                                   1,097,650
    Accumulated other comprehensive loss                                                 (350,973)
                                                                                  ----------------
          Total stockholders' equity                                                    6,067,557
                                                                                  ----------------

          Total liabilities and stockholders' equity                              $    54,339,151
                                                                                  ================

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,
                                                                   ------------------------------     ------------------------------


                                                                        1999           1998               1999            1998
                                                                   -------------    -------------     -------------    -------------


Interest income

    Loans                                                          $     799,293     $    544,000      $  2,088,301    $   1,486,000
    Taxable securities                                                   126,501          195,000           460,166          566,000
    Nontaxable securities                                                 97,000           59,000           273,000          152,000
    Federal funds sold                                                    15,839           20,000            85,382          113,000
                                                                   -------------    -------------     -------------    -------------
              Total interest income                                    1,038,633          818,000         2,906,849        2,317,000

Interest expense                                                         384,206          307,000         1,109,382          867,000
                                                                   -------------    -------------     -------------    -------------

              Net interest income                                        654,427          511,000         1,797,467        1,450,000
Provision for loan losses                                                 55,000           23,000           115,000           88,000
                                                                   -------------    -------------     -------------    -------------
              Net interest income after provision for loan losses        599,427          488,000         1,682,467        1,362,000
                                                                   -------------    -------------     -------------    -------------

Other income
    Service charges on deposit accounts                                  326,189          238,000           869,953          698,000
    Other operating income                                                42,445           34,000           106,349          135,000
    Gain on sale of securities available-for-sale                              -            7,000                 -            7,000
                                                                   -------------    -------------     -------------    -------------
              Total other income                                         368,634          279,000           976,302          840,000
                                                                   -------------    -------------     -------------    -------------

Other expenses
    Salaries and employee benefits                                       343,915          278,000           981,898          803,000
    Occupancy and equipment expenses                                     104,051          113,000           267,091          219,000
    Other operating expenses                                             259,786          208,000           818,218          603,000
                                                                   -------------    -------------     -------------    -------------
              Total other expenses                                       707,752          599,000         2,067,207        1,625,000
                                                                   -------------    -------------     -------------    -------------
              Net income before income taxes                             260,309          168,000           591,562          577,000
Income tax expense                                                        71,875           81,000           119,360          192,000
                                                                   -------------    -------------     -------------    -------------

              Net income                                                 188,434           87,000           472,202          385,000

Other comprehensive income (loss)
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                 (87,920)         301,780          (453,557)         321,969
                                                                   -------------    -------------     -------------    -------------

    Comprehensive income                                           $     100,514    $     388,780     $      18,645    $     706,969
                                                                   =============    =============     =============    =============

Basic and diluted income per common share                          $        0.35    $        0.16     $        0.89    $        0.72
                                                                   =============    =============     =============    =============

Weighted average shares outstanding (basic and diluted)                  532,088          532,088           532,088          532,088
                                                                   =============    =============     =============    =============

Cash dividends per share of common stock                           $           -    $           -     $           -    $           -
                                                                   =============    =============     =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                1999                1998
                                                                        ----------------       ----------------
OPERATING ACTIVITIES
    Net income                                                           $       472,202       $        385,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                             134,806                103,000
        Provision for loan losses                                                115,000                 88,000
        Other operating activities                                                43,388                (61,000)
                                                                        ----------------       ----------------

              Net cash provided by operating activities                          765,396                515,000
                                                                        ----------------       ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (6,642,549)            (3,729,000)
    Proceeds from sale of securities available-for-sale                                -              2,056,000
    Proceeds from maturities of securities available-for-sale                  5,895,943                 30,000
    Net (increase) decrease in Federal funds sold                              2,741,000               (572,000)
    Net increase in loans                                                     (8,551,571)            (5,646,000)
    Purchase of premises and equipment                                          (210,565)            (1,062,000)
                                                                        ----------------       ----------------

              Net cash used in investing activities                           (6,767,742)            (8,923,000)
                                                                        ----------------       ----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   6,509,726              8,268,000
                                                                        ----------------       ----------------

              Net cash provided by financing activities                        6,509,726              8,268,000
                                                                        ----------------       ----------------

Net increase (decrease) in cash and due from banks                               507,380               (140,000)

Cash and due from banks, beginning of period                                   2,136,219              1,914,000
                                                                        ----------------       ----------------

Cash and due from banks, end of period                                  $      2,643,599       $      1,774,000
                                                                        ================       ================


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

        The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

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

FINANCIAL CONDITION

Total assets have increased from $47.8 million to $54.3 million, or 13.6% for the nine months ended September 30, 1999. The growth was funded by an increase in total deposits of $6.5 million for the same period. The increase in total assets for the nine months ended September 30, 1999 consisted primarily of an increase of $507,000 in cash and due from banks, and an increase of $8.3 million in gross loans. Federal funds sold decreased during the nine month period by $2.7 million. The loan to deposit ratio at September 30, 1999 was 63% compared to 53% at December 31, 1998.

Total equity increased during the nine months ended September 30, 1999 by $19,000. The net increase consists of net income for the period of $472,000 less unrealized losses recognized on securities available-for-sale totaling $453,000. The decrease in the value of the securities portfolio reflects the change in the bond market in 1999.

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

At September 30, 1999, the Bank's liquidity was more than adequate in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 32% at September 30, 1999.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At September 30, 1999, the Company and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company at September 30, 1999 are as follows:

                                                   Regulatory
                                       Actual      Requirement

         Leverage Capital Ratio        11.66%         4.00%
         Risk-Based Capital Ratios
          Core Capital                 17.00%         4.00%
          Total Capital                17.55%         8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $143,000 and $347,000 for the quarter and nine month period ended September 30, 1999, respectively, compared to the same period in 1998. The increase in net interest income for both periods ended September 30, 1999 is attributable to an increase in earning assets, which increased by $8,268,000 from September 30, 1998. During this same period, total deposits increased by $9,452,000, or 24.6%. The increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin was 5.11% and 5.20% at September 30, 1999 and December 31, 1998, respectively. The slight decrease in the net interest margin is partly attributable to the increase in interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $115,000 was made during the nine month period ending September 30, 1999 based upon this evaluation process as compared to $88,000 for the nine months ended September 30, 1998. The allowance for loan loss as a percentage of total loans was 0.69% at September 30, 1999 compared to 1.36% at December 31, 1998. Management believes the allowance for loan loss at September 30, 1999 is adequate to meet any potential losses in the loan portfolio.

The increase in the provision for loan losses and the decrease in the percentage of the allowance to total loans is due to the increase in net charge-offs for the nine month period of $155,000 as compared to 1998, as shown below. Also shown below is a decrease in nonaccrual loans of $56,000 which is directly related to the increase in net charge-offs.

At September 30, 1999 and December 31, 1998, nonaccrual, past due, and restructured loans were as follows:

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                       (Dollars in thousands)

          Total nonaccruing loans                            $   -         $  56
          Loans contractually past due ninety days
            or more as to interest or principal
            payments and still accruing                         45             9
          Restructured loans                                     -             -

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

Information regarding the allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     -------------------------
                                                                         1999          1998
                                                                     -----------   -----------
                                                                       (Dollars in thousands)


Average amount of loans outstanding                                  $    21,391   $    18,324
                                                                     ===========   ===========

Balance of allowance for loan losses at beginning of period          $       300   $       272
                                                                     -----------   -----------
Loans charged off
   Commercial and financial                                                  (31)            -
   Real estate                                                               (53)            -
   Installment                                                              (185)         (129)
                                                                     -----------   -----------
                                                                            (269)         (129)
                                                                     -----------   -----------
Loans recovered
   Commercial and financial                                                    9             1
   Real estate                                                                 -             -
   Installment                                                                53            76
                                                                     -----------   -----------
                                                                              62            77
                                                                     -----------   -----------

Net charge-offs                                                             (207)          (52)
                                                                     -----------   -----------

Additions to allowance charged to operations during period                   115            88
                                                                     -----------   -----------

Balance of allowance for loan losses at end of period                        208           308
                                                                     ===========   ===========

Ratio of net loans charged-off during the
   period to average loans outstanding                                     (.97)%        (.28)%
                                                                     ===========   ===========


Other Income. Other income increased by $90,000 and $136,000 for the quarter and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The single most significant difference was an increase in service charges on deposit accounts of $88,000 and $172,000 for the quarter and nine month periods, respectively.

Other Expenses. Other expenses increased by $109,000 and $442,000 for the quarter and nine month periods ended September 30, 1999 as compared to the same periods in 1998. The increases in 1999 consist of $66,000 and $179,000 in salaries and employee benefits; $27,000 and $84,000 in occupancy and equipment expenses; and $16,000 and $179,000 in other operating expenses for the quarter and nine month periods ended September 30, 1999 as compared to 1998, respectively. The increase in salaries and employee benefits represents normal increases in salaries and the staffing of an additional branch opened December 1998. At September 30, 1999, the number of full-time equivalent employees was 35 compared to 34 at September 30, 1998.

The increase in occupancy and equipment expenses is due to the opening of the new branch location in December 1998. In addition, depreciation expense has increased with the increase in technology equipment.

Included in other operating expenses was $54,000 of expenses incurred at the holding company level. The majority of this amount, or $32,000, represents the immediate write-off of organization costs in accordance with the new accounting statement of position 98-5. Prior to the adoption of SOP 98-5, this amount would have been written off over 60 months. There were no other significant increases in individual amounts as compared to the same period in 1998. The two largest items included in other operating expenses are EDP expenses and security expenses totaling $162,000 and $96,000, respectively. Other increases were directly related to the growth in loans and deposits.

Net Income. Net income decreased by $87,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. As discussed earlier, the primary variance over 1998 is the adoption of SOP 98-5 and the increase in personnel expenses and other expenses.

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

The Company has contacted and remains in discussion with suppliers, large loan customers, and large depositors regarding their Year 2000 readiness. Management does not currently expect any Year 2000 issue to have a material impact on the condition of the Company.

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



                                    CAPITOL CITY BANCSHARES, INC.
                                            (Registrant)
                                    -----------------------------



Date:   11-12-99                    /s/ George G. Andrews
       ----------------------       --------------------------------------------
                                    George G. Andrews
                                    President and Director



Date:   11-12-99                    /s/ Kevin M. Sharpe
       ----------------------       --------------------------------------------
                                    Kevin M. Sharpe
                                    Vice President and
                                    Chief Financial Officer