Form 10KSB
period 1999-12-31
CAPITOL CITY BANCSHARES INC
filed 2000-03-30
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          COMMISSION FILE NO. 000-25227

                          CAPITOL CITY BANCSHARES, INC.
                      -------------------------------------
                (Exact Name of Bank as Specified in its Charter)

                              A GEORGIA CORPORATION
         (State or Other Jurisdiction of Incorporation or Organization)

                                   58-1994305
                        (IRS Employer Identification No.)

562 LEE STREET, S.W.
ATLANTA, GEORGIA                                                        30311
---------------------------                                            --------
(Address of Principal Office)                                         (Zip Code)

                                 (404) 752-6067
                   (Bank's Telephone No., Including Area Code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                                                                    ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          $6.00 PAR VALUE COMMON STOCK
                          ----------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

      The Registrant's revenues for its most recent fiscal year ended December 31, 1999 were $5,305,992.

      The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 6, 2000, was $7,981,320. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price, as of a specified date within the past 60 days prior to the date of filing. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

      The number of shares outstanding of the Registrant's common stock as of March 6, 2000, was 532,088 shares.


      DOCUMENTS INCORPORATED BY REFERENCE:  NONE.


      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         CAPITOL CITY BANCSHARES, INC.

                         ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


   Item                                                                Page
Number                                                                  Number

                                    PART I

1.    Description of Business............................................... 3
2.    Description of Property...............................................15
3.    Legal Proceedings.....................................................15
4.    Submission of Matters to a Vote of Security Holders...................15


                                    PART II

5.    Market for Registrant's Common Stock and Related Security Holder
      Matters...............................................................16
6.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................18
7.    Consolidated Financial Report.........................................35
8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................63

                                   PART III

9.    Directors and Principal Officers of the Registrant....................63
10.   Executive Compensation................................................66
11.   Security Ownership of Certain Beneficial Owners and Management........67
12.   Certain Relationships and Related Transactions........................69

                                    PART IV

13.   Exhibits and Reports on Form 8-K......................................70

                                    PART I

ITEM ONE.  DESCRIPTION OF BUSINESS.

Business Overview.

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

      The data processing work of the Bank is processed with Provesa of Thomson, Georgia. The Bank does not presently issue credit cards. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

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

      As of December 31, 1999, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

Bank Operations.

      Capitol City Bancshares, Inc.

      Capitol City Bancshares, Inc. (the "Company") owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

      Capitol City Bank and Trust Company

      The Bank's main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank has in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space.

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

Employees

      As of December 31, 1999, the Company had 35 full-time employees and 7 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

      Capital Requirements.

      The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk- weighted assets.

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

      As of December 31, 1999, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 17.08% and 15.84%, respectively. For a more detailed analysis of the Company and the Bank's regulatory requirements see Note 12 to the Notes to Consolidated Financial Statements.

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

      The Gramm-Leach-Bliley Act of 1999

      The Gramm-Leach-Bliley Act (the "GLB Act") dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

      The definition of activities that are financial in nature is handled by the GLB Act in two ways. First, there is a laundry list of activities that are designated as financial in nature. Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other. The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

      The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

      Since the Bank Holding Company Act of 1956, and its subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it is has also limited the types of companies that a bank holding company can control. The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto. A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board in coordination with the Secretary of the Treasury determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

      The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

      There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well- capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

      Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act's amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

      The GLB Act retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities. Under this Section, a bank holding company is not eligible for the expanded activities permitted under new
Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

      The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of the Act.

      The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

Regulation of the Bank.

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

      Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

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

      To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 1999, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 1999.

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

Competition.

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

      The Bank maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately

475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 10 to Financial Statements, located in Item 7 of this Form 10-KSB, below.

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

ITEM FOUR. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM FIVE. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

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

         YEAR                    HIGH SELLING                LOW SELLING
                                     PRICE                      PRICE
1999
First Quarter                        $12.50                     $10.00
Second Quarter                       $12.50                     $10.00
Third Quarter                        $12.50                     $10.00
Fourth Quarter                       $12.50                     $10.00
1998
First Quarter                        $12.50                     $10.00
Second Quarter                       $12.50                     $10.00
Third Quarter                        $12.50                     $10.00
Fourth Quarter                       $12.50                     $10.00

As of December 31, 1999, the Company had approximately 900 shareholders of record of the Company's common stock.

      Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Bank paid no cash, property or stock dividends in 1998 or 1999.

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

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or securities portfolio, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SUMMARY

During 1999, the Company continued to experience moderate growth in total assets, total interest-earning assets, and total deposits. As of December 31, 1999, the Company reported total assets of $57.6 million, an increase of 20.4% over 1998. Total interest-earning assets and total deposits increased during 1999 by $9.4 million, or 21.7% and $9.7 million, or 23.5%, respectively. Net income remained flat at $512,000 for the year ended December 31, 1999 as compared to $513,000 for 1998.

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

The liquidity and capital resources of the Company are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 1999, the Company's liquidity ratio was considered satisfactory by management. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available- for-sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. At December 31, 1999, the Company's short-term investments were adequate to cover any reasonably anticipated immediate need for funds.

At December 31, 1999, the Company's capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1999, total equity of the Company decreased by $21,000. This decrease consists of net income of $512,000 reduced by unrealized losses on securities available-for-sale, net of tax, of $533,000. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At December 31, 1999, total capital of the Company amounted to approximately $6,028,000 and is considered well-capitalized based on regulatory requirements.

Management is not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

YEAR 2000

Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve Year 2000 problems that may arise in the future.

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

                                 BALANCE SHEETS

Total assets increased approximately $9.7 million or 20.4% from 1998 to 1999 compared to an increase of $12.0 million for the year ended December 31, 1998. The majority of the increase in assets is the net of an increase in loans of $11.7 million and a decrease in Federal funds sold of $2.8 million. The single most significant increase by type of loans was an increase in real estate loans of $7.1 million.

The increase in assets and loans was funded primarily by an increase in deposits of approximately $9.7 million or 23.5% as compared to a $11.2 million increase in 1998. The net increase was made up of an increase in noninterest-bearing demand deposits of $1.9 million, an increase in savings of $870,000, an increase in time deposits of $3.9 million, and an increase in interest-bearing demand of $3.0 million.

During 1999 and 1998, the Company incurred expenses related to the formation of the holding company as well as expenses related to one unsuccessful bank acquisition and two other potential acquisitions which were unsuccessful. These expenses are reported as expenses of the holding company and were funded by advances on the note payable. The repayment of the note payable will be funded through dividends from the Bank to the Company. The note payable is scheduled to mature in the second quarter of 2000.

The Company will continue to explore opportunities to expand its operations through mergers and acquisitions. Currently, there are no mergers or acquisitions being considered.

Average total assets increased $12.3 million from 1998 to 1999. Average interest-earning assets increased $10.5 million from 1998 to 1999. Average loans increased in 1999 by $8.8 million, or 46.0% while total average securities increased $3.0 million, or 18.8%. Average interest-bearing liabilities increased during 1999 by $8.3 million from $24.9 million to $33.2 million.

Average noninterest-bearing demand deposits increased by $3.5 million, or 31.2%, and average interest-bearing and savings and time deposits increased by $2.9 million and $5.3 million, respectively, for the year ended 1999.

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

                              RESULTS OF OPERATIONS

The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by average earning assets. Interest-earning assets consisted of loans, securities, and Federal funds sold. Interest-bearing liabilities consisted of interest-bearing deposits and note payable.

The yield on interest-earning assets decreased by 18 basis points in 1999 as compared to 1998 to 8.14%. The net yield on interest-earning assets decreased 13 basis points to 5.07% during 1999 from 5.20% during 1998. The yield on interest-bearing liabilities decreased 29 basis points from 4.80% in 1998 to 4.51% in 1999. The decrease in net yield on average interest-earning assets is primarily the result of the decrease in yield on loans, which decreased by 27 basis points. This decrease in loan yield contributed to the overall decrease in yield on interest-earning assets. Average loans represented 57% and 50% of total interest-earning assets at December 31, 1999 and 1998, respectively. During 1999, the overall yield on interest-bearing liabilities decreased by 29 basis points which minimized the effect of the reduction of income due to the decline in interest rates. The net effect on net interest income was an increase of $482,000, or 24.2% as compared to 1998. This net increase is attributable to the increase in interest-earning assets, which were partially funded by an increase of $3.5 million in noninterest-bearing liabilities.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The adequacy of the allowance is evaluated periodically by management based on a review of all significant loans, nonaccrual loans, past due loans, and other loans which management believes require attention.

The provision for loan losses is a charge to operations which management determines is necessary to adequately fund the allowance for loan losses. It is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, peer group averages, past experience, and management's review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased in 1999 from $113,000 to $339,000, or by $226,000.

Actual loan charge-offs increased by 48% from $178,000 in 1998 to $263,000 for the year ended 1999, while recoveries increased from $92,000 to $133,000 resulting in net charge-offs of $130,000 and $86,000 for the years ended December 31, 1999 and 1998, respectively. The change in net charge-offs of $44,000 represents a net charge-off to average loans ratio of .47% in 1999 as compared to .45% in 1998.

The Company's allowance for loan loss was $508,000 at December 31, 1999 compared to $299,000 at December 31, 1998. The allowance as a percentage of total loans increased from 1.36% in 1998 to 1.50% in 1999. The increase in the provision for loan losses and the allowance to total loan ratio is due to: 1) the increase in volume of loans; 2) the increase in total and net loan charge-offs. At December 31, 1999, there were no impaired or nonaccrual loans. As of December 31, 1998, there were $56,000 of nonaccrual loans.

Other income increased $166,000 or 14.2% in 1999 compared to an increase of $205,000 in 1998. These increases consist primarily of increases in service charges on deposit accounts of $254,000 and $181,000, respectively. The increase in service charges on deposit accounts continues to result from the growth in the number of deposit accounts. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 63% and 57%, respectively, of the service charge income is generated from insufficient funds charges for the years ended December 31, 1999 and 1998. Other operating income reported for the year ended December 31, 1998 included $48,000 of one-time income for operating the airport branch. The Company recorded income in 1999 of $13,000 as final payment under the Airport branch agreement.

Other expenses increased $542,000 or 23.1% during 1999 compared to $497,000 in 1998. The change is due partially to an increase in salaries and employee benefits of $215,000. The increase in salaries and employee benefits is due to increases in overall employee salaries, benefits, and normal increases. The number of employees increased in 1999 from 31 to 39. Occupancy and equipment expenses increased by a combined total of $129,000 as compared to $110,000 in 1998. The significant increase in 1999 was due to increased maintenance expenses, increased depreciation expense related to equipment purchased, and increased property taxes. Other operating expenses increased $198,000 in 1999 as compared to 1998. This change is due to the overall growth in loans and deposits, and the related increases in expenses such as supplies, forms, postage, telephone, courier service, and data processing. The Bank, since its inception, has experienced and processes an extremely high volume of transactions due to its locations and overall philosophy, which is to provide full service banking to the communities in which they are located. The high volume is directly related to the service charge income and other expenses.

During 1999, the Company recognized income tax expense of $73,000 compared to $193,000 in 1998. The effective tax rate was 13% and 27% for the years ended December 31, 1999 and 1998, respectively. The significant reduction in the effective tax rate in 1999 as compared to 1998 is due to the Company's investment in tax-free securities. The result of these investments reduced the Company's statutory taxes by $127,000 and $45,000 for 1999 and 1998, respectively. The Company will continue to invest in tax-free securities as long as the tax equivalent yields are comparable to taxable securities.

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

AVERAGE BALANCES

The condensed average balance sheets for the periods included are presented below.(1)


                                                             YEARS ENDED DECEMBER 31,
                                                                1999        1998
                                                                ----        ----
                                                            (Dollars in Thousands)
                   ASSETS

Cash and due from banks                                      $  2,820    $  1,878
Taxable securities                                              9,706      11,910
Nontaxable securities                                           9,257       4,052
Unrealized gains (losses) on securities available-for-sale       (170)        116
Federal funds sold                                              1,933       3,200
Loans (2)(3)                                                   27,927      19,123
Allowance for loan losses                                        (266)       (282)
Other assets                                                    3,170       2,111
                                                             --------    --------
                                                             $ 54,377    $ 42,108
                                                             ========    ========

Total interest-earning assets                                $ 48,823    $ 38,285
                                                             ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                              $ 14,595    $ 11,121
     Interest-bearing demand and savings                        9,153       6,191
     Time                                                      23,995      18,693
                                                             --------    --------
              Total deposits                                   47,743      36,005
     Note payable                                                  70        --
     Other liabilities                                            402         298
                                                             --------    --------
              Total liabilities                                48,215      36,303
                                                             --------    --------
     Stockholders' equity (4)                                   6,162       5,805
                                                             --------    --------
                                                             $ 54,377    $ 42,108
                                                             ========    ========

     Total interest-bearing liabilities                      $ 33,218    $ 24,884
                                                             ========    ========

(1)   Average balances were determined using the daily average balances.

(2) Nonaccrual loans of $5,000 and $53,000 are included in the average balances of loans for 1999 and 1998, respectively.

(3)   Loans are net of deferred loan fees and unearned interest.

(4)   Includes net unrealized gains (losses) on securities available-for-sale

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                              YEARS ENDED DECEMBER 31,
                                                            1999                  1998
                                                   ---------------------- ---------------------
                                                                 AVERAGE              AVERAGE
                                                   INTEREST       RATE    INTEREST      RATE
                                                             ----------------------------------
                                                               (Dollars in Thousands)

INTEREST INCOME:
     Interest on loans(1)                           $2,929        10.49%   $2,057       10.76%
     Interest on taxable securities                    545         5.62       761        6.38
     Interest on nontaxable securities(2)              398         4.30       197        4.86
     Interest on Federal funds sold                    101         5.23       172        5.38
                                                   -------                 ------
     Total interest income                          $3,973         8.14%   $3,187        8.32%
                                                   -------                 ------


INTEREST EXPENSE:
     Interest on interest-bearing demand
       and savings deposits                            271         2.96%      219        3.54%
     Interest on time deposits                       1,222         5.09       976        5.22
     Interest on note payable                            6         7.89      --          --
                                                   -------                 ------
     Total interest expense                         $1,499         4.51%   $1,195        4.80%
                                                   -------                 ------

NET INTEREST INCOME                                 $2,474                 $1,992
                                                   =======                 ======

     Net interest spread                                           3.63%                 3.52%
                                                                 =======                ======
     Net yield on average interest-earning assets                  5.07%                 5.20%
                                                                 =======                ======

(1) Interest on loans includes $274,742 and $196,268 of loan fee income for the years ended December 31, 1999 and 1998, respectively.

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

                                                                      1999 VS. 1998
                                                                      CHANGES DUE TO:
                                                                      ---------------
                                                                                  INCREASE
                                                               RATE     VOLUME   (DECREASE)
                                                               ----     ------    ----------
                                                                  (Dollars in Thousands)
Increase (decrease) in:
     Interest on loans                                         (51)      $ 923       $ 872
     Interest on taxable securities                            (80)       (136)       (216)
     Interest on nontaxable securities                         (20)        221         201
     Interest on Federal funds sold                             (5)        (66)        (71)
                                                               ---         ---         ---
              Total interest income                           (156)        942         786
                                                              ====         ===         ===

     Interest on interest-bearing
              demand and savings deposits                      (27)         79          52
     Interest on time deposits                                 (23)        269         246
     Interest on note payable                                 --             6           6
                                                               ---         ---         ---
              Total interest expense                           (50)        354         304
                                                               ---         ---         ---
                                                                                     -----

              Net interest income                             (106)        588         482
                                                              ====         ===         ===


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

At December 31, 1999, the Company's cumulative one year interest rate sensitivity gap ratio was 80%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate slower than the Company's interest-bearing liabilities.

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                              AFTER      AFTER
                                              THREE       ONE
                                              MONTHS    YEAR BUT
                                  WITHIN       BUT       WITHIN      AFTER
                                   THREE      WITHIN      FIVE       FIVE
                                  MONTHS     ONE YEAR     YEARS      YEARS      TOTAL
                                  ------     --------     -----      -----      -----

                                                (Dollars in Thousands)

INTEREST-EARNING ASSETS:
     Federal funds sold         $    540         $--         $--        $--   $    540
     Securities                    4,229         375       4,378      8,981     17,963
     Loans                        17,394       2,388      10,143      4,044     33,969
                                --------    --------    --------   --------   --------
                                $ 22,163    $  2,763    $ 14,521   $ 13,025   $ 52,472
                                --------    --------    --------   --------   --------

INTEREST-BEARING LIABILITIES:
     Interest-bearing demand
        deposits and savings      10,723        --          --         --       10,723
     Certificates, less than
$                     100,000      2,773       4,258       1,629      1,455     10,115
     Certificates, $100,000
          and over                 7,831       5,406       1,760        100     15,097
     Other borrowings                115        --          --         --          115
                                --------    --------    --------   --------   --------
                                $ 21,442    $  9,664    $  3,389   $  1,555   $ 36,050
                                --------    --------    --------   --------   --------

INTEREST RATE SENSITIVITY GAP   $   (721)   $ (6,901)   $ 11,132   $ 11,470   $ 16,422
                                ========    ========    ========   ========   ========

CUMULATIVE INTEREST RATE
     SENSITIVITY GAP            $   (721)   $ (6,180)   $  4,952   $ 16,422
                                ========    ========    ========   ========

INTEREST RATE SENSITIVITY
     GAP RATIO                      1.03         .29        4.28       8.38
                                ========    ========    ========   ========

CUMULATIVE INTEREST RATE
     SENSITIVITY GAP RATIO          1.03         .80        1.14       1.46
                                ========    ========    ========   ========

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

The Company has included all interest-bearing demand deposits and savings deposits in the three month maturity category. These deposits can be withdrawn immediately and reprice immediately. However, based on the Company's experience, the majority of these deposits are expected to remain in the Company regardless of interest rate movements. The Company could also sell participations in loans and securities available-for-sale from the after one year time horizon and reinvest those proceeds in a rising interest rate environment.

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58% of the loan portfolio is comprised of loans that mature or reprice within one year.

                              SECURITIES PORTFOLIO

TYPES OF SECURITIES

The carrying value of securities at the dates indicated are summarized as follows:

                                                            DECEMBER 31,
                                                         1999        1998
                                                         ----        ----
                                                      (Dollars in Thousands)

U.S. Treasury and government agencies                  $ 8,132      $9,741
State and municipal securities                           9,831       7,996
                                                        -------     ------
                                                       $17,963$     17,737
                                                        ======      ======

MATURITIES

The amounts of securities in each category as of December 31,1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years through ten years.

                                           U.S. TREASURY AND           STATE AND
                                          GOVERNMENT AGENCIES          MUNICIPAL

                                        AMOUNT        YIELD (1)   AMOUNT        YIELD (1)
                                        ------        ---------   ------        ---------
                                                      (Dollars in Thousands)
One year or less                       $ --             -- %      $  814          4.50%
After one year through five years       2,126          5.81        1,944          5.54
After five through ten years            2,216          6.28        5,606          5.11
Greater than ten years                  3,790          6.09        1,467          4.57
                                       ------                     ------
                                       $8,132          6.07%      $9,831          5.06%
                                       ======                     ======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.


                                 LOAN PORTFOLIO

TYPES OF LOANS

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                   DECEMBER 31,
                                1999        1998
                                ----        ----
                               (Dollars in Thousands)

Commercial                    $10,716      $ 8,050
Real estate-construction        1,465          581
Real estate-mortgage           17,513       10,364
Consumer 3,981                  2,963
Other                             294           65
                              -------      -------
                              $33,969      $22,023
                              =======      =======

The Company currently does not specifically allocate the allowance for loan losses by category, therefore, no allocations are presented.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1999 are shown in the following table according to maturity classifications (1) one year or less (2) after one year through five years and (3) after five years.

         Dollars in Thousands

         One year or less                                $ 8,668
         After one year through five years                14,730
         After five years                                 10,571
                                                          ------
                                                         $33,969
                                                          ======

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost to the Company.

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined floating or adjustable interest rates.

                                                         Dollars in Thousands

Predetermined interest rates                                   $21,807
Floating or adjustable interest rates                            3,494
                                                               -------
                                                               $25,301
                                                               =======
RISK ELEMENTS

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                      DECEMBER 31,
                                                                                     1999      1998
                                                                                     ----      ----
                                                                                  (Dollars in Thousands)

Loans accounted for on a nonaccrual basis                                            $--        $56

Installment loans and term loans contractually
          past due ninety days or more as to interest
          or principal payments and still accruing                                    19          9

Loans,the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial
          position of the borrower                                                    --         --

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present
          loan repayment terms                                                    60,531         32

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

There was no significant reduction in interest income associated with nonaccrual and renegotiated loans for the years ended December 31, 1999 and 1998.

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

COMMITMENTS AND LINES OF CREDIT

In the ordinary course of business, the Company has entered into off balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Company uses the same credit policies for these off balance sheet financial instruments as they do for instruments that are recorded in the financial statements.

Following is an analysis of the significant off balance sheet financial instruments at December 31, 1999 and 1998.
                                                   1999         1998
                                                   ----         ----
                                                 (Dollars in Thousands)

Commitments to extend credit                      $4,546       $2,207
Standby letters of credit                             62            -
                                                   -----       ------
                                                  $4,608       $2,207
                                                   =====       ======

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

                                                          YEARS ENDED DECEMBER 31,
                                                           1999            1998
                                                           ----            ----
                                                          (Dollars in Thousands)

Average balance of loans outstanding                     $ 27,927        $ 19,123
                                                         ========        ========

Balance of allowance for loan losses at
     beginning of period                                      299             272

Charge-offs:
   Installment                                               (173)           (178)
   Commercial                                                 (37)           --
   Real estate                                                (53)           --
                                                         --------        --------
                                                             (263)           (178)
                                                         --------        --------
Recoveries:
   Installment                                                108              91
   Commercial                                                  25               1
                                                         --------        --------
                                                              133              92
                                                         --------        --------

Net charge-offs                                              (130)            (86)
                                                         --------        --------

Addition to allowance charged to operating expenses           339             113
                                                         --------        --------

Balance of allowance for loan losses                     $    508        $    299
                                                         ========        ========

Ratio of net loan charge-offs to average loans               0.47%           0.45%
                                                         ========        ========

                                    DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the period indicated is presented below.

                                                                       YEARS ENDED DECEMBER 31,
                                                                      1999                   1998
                                                                      ----                   ----
                                                              AMOUNT       RATE        AMOUNT      RATE
                                                              ------       ----        ------      ----
                                                                             (Dollars in Thousands)
Noninterest-bearing demand                                    $14,595        --%       $11,121        --%
Interest-bearing demand and savings                             9,153       2.96         6,191      3.54
Time deposits                                                  23,995       5.09        18,693      5.22
                                                               ------                   ------
     Total                                                    $47,743       4.50       $36,005      4.80
                                                               ======                   ======

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1999 for the periods indicated.

                                                      (Dollars in Thousands)

Three months or less                                         $    7,831
Over three through twelve months                                  5,406
Over twelve months                                                1,860
                                                                -------
         Total                                               $   15,097
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

                                                   YEAR ENDED DECEMBER 31,
                                                     1999          1998
                                                     ----          ----

     Return on assets                                .89%         1.22%
     Return on equity                               8.49          8.84
     Dividend payout                                 --            --
     Equity to assets                              10.47         13.79

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements of the Company and its subsidiaries are included in 6this Annual Report on Form 10-KSB.

      Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated Statements of Income - Years ended December 31, 1999 and 1998

      Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 1999 and 1999

      Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                         CAPITOL CITY BANCSHARES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS

      Independent Auditor's Report

      Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated Statements of Income - Years ended December 31, 1999 and 1998

      Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 1999 and 1998

      Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999 and 1999

      Consolidated Statements of Cash Flows - Years ended December 1999 and 1998

      Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT
                           ON THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY
ATLANTA, GEORGIA


                  We have audited the accompanying consolidated balance sheets of CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income
(loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capitol City Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                     /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
March 20, 2000

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                  ASSETS                        1999             1998
                                  ------                     -----------      -----------

Cash and due from banks                                      $ 2,378,710      $ 2,136,219
Federal funds sold                                               540,000        3,326,000
Securities available-for-sale                                 17,963,043       17,736,878

Loans                                                         33,857,305       21,945,017
Less allowance for loan losses                                   508,036          299,425
                                                             -----------      -----------
          Loans, net                                          33,349,269       21,645,592
                                                             -----------      -----------

Premises and equipment                                         2,476,526        2,483,124
Other assets                                                     864,160          502,311
                                                             -----------      -----------

          TOTAL ASSETS                                       $57,571,708      $47,830,124
                                                             ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                               $15,135,688      $13,262,505
    Interest-bearing demand                                    7,012,674        3,962,667
    Savings                                                    3,710,103        2,839,754
    Time, $100,000 and over                                   15,097,177       13,674,750
    Other time                                                10,114,883        7,613,013
                                                             -----------      -----------
          Total deposits                                      51,070,525       41,352,689
Note payable                                                     115,475                0
Other liabilities                                                357,936          428,523
                                                             -----------      -----------
          TOTAL LIABILITIES                                   51,543,936       41,781,212
                                                             -----------      -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $6; 5,000,000  shares
        authorized, 532,088 issued and outstanding             3,192,528        3,192,528
    Capital surplus                                            2,128,352        2,128,352
    Retained earnings                                          1,137,338          625,448
    Accumulated other comprehensive income (loss)               -430,446          102,584
                                                             -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY                           6,027,772        6,048,912
                                                             -----------      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $57,571,708      $47,830,124
                                                             ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


-------------------------------------------------------------------------------

                                                                        1999           1998
                                                                     ----------      ----------
INTEREST INCOME
    Loans                                                            $2,928,759      $2,056,873
    Taxable securities                                                  545,067         761,092
    Nontaxable securities                                               397,817         197,339
                                Federal funds sold                      101,215         172,226
                                                                     ----------      ----------
          TOTAL INTEREST INCOME                                       3,972,858       3,187,530
                                                                     ----------      ----------

INTEREST EXPENSE
    Deposits                                                          1,493,401       1,194,964
    Other borrowings                                                      5,547               0
                                                                     ----------      ----------
          TOTAL INTEREST EXPENSE                                      1,498,948       1,194,964
                                                                     ----------      ----------

          NET INTEREST INCOME                                         2,473,910       1,992,566
PROVISION FOR LOAN LOSSES                                               339,000         113,000
                                                                     ----------      ----------
          NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                         2,134,910       1,879,566
                                                                     ----------      ----------

OTHER INCOME
    Service charges on deposit accounts                               1,256,623       1,003,090
    Other fees and commissions                                           58,450          88,012
    Net realized gains on sale of securities available-for-sale             149          14,953
    Other operating income                                               17,912          61,233
                                                                     ----------      ----------
          TOTAL OTHER INCOME                                          1,333,134       1,167,288
                                                                     ----------      ----------

OTHER EXPENSES
    Salaries and employee benefits                                    1,355,865       1,140,763
    Equipment expenses                                                  335,436         271,362
    Occupancy expenses                                                  214,081         149,617
    Other operating expenses                                            977,423         779,324
                                                                     ----------      ----------
          TOTAL OTHER EXPENSES                                        2,882,805       2,341,066
                                                                     ----------      ----------

          INCOME BEFORE INCOME TAXES                                    585,239         705,788

INCOME TAX EXPENSE                                                       73,349         193,174
                                                                     ----------      ----------

          NET INCOME                                                 $  511,890      $  512,614
                                                                     ==========      ==========

BASIC EARNINGS PER COMMON SHARE                                      $     0.96      $     0.96
                                                                     ==========      ==========

DILUTED EARNINGS PER SHARE                                           $     0.95      $     0.96
                                                                     ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                             1999          1998
                                                                           ---------      --------

NET INCOME                                                                 $ 511,890      $512,614
                                                                           ---------      --------

OTHER COMPREHENSIVE INCOME (LOSS):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) arising during period, net
            of tax (benefits) of $(274,542) and $42,573, respectively       -532,932        82,642

         Reclassification adjustment for gains realized
            in net income, net of  tax of $51 and $5,084,
            respectively                                                         -98        -9,869

                                                                           ---------      --------
OTHER COMPREHENSIVE INCOME (LOSS)                                           -533,030        72,773
                                                                           ---------      --------

COMPREHENSIVE INCOME (LOSS)                                                $ -21,140      $585,387
                                                                           =========      ========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


                                                                                                ACCUMULATED
                                              COMMON STOCK                                         OTHER         TOTAL
                                        ------------------------    CAPITAL        RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES     PAR VALUE      SURPLUSE       EARNINGS    INCOME (LOSS)     EQUITY
                                        ---------   ------------   -----------    -----------  -------------  ------------
BALANCE, DECEMBER 31, 1997               532,088    $ 3,192,528    $ 2,128,352    $   112,834    $  29,811   $ 5,463,525
    Net income                                 0              0              0        512,614            0       512,614
    Other comprehensive income                 0              0              0              0       72,773        72,773
                                        ---------   ------------   ------------   ------------   ----------  ------------
BALANCE, DECEMBER 31, 1998               532,088      3,192,528      2,128,352        625,448      102,584     6,048,912
    Net income                                 0              0              0        511,890            0       511,890
    Other comprehensive loss                   0              0              0              0     -533,030      -533,030
                                        ---------   ------------   ------------   ------------   ----------  ------------
BALANCE, DECEMBER 31, 1999               532,088    $ 3,192,528    $ 2,128,352    $ 1,137,338    $-430,446   $ 6,027,772
                                        =========   ============   ============   ============   ==========  ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


--------------------------------------------------------------------------------

                                                                               1999             1998
                                                                           ------------     ------------
OPERATING ACTIVITIES
    Net income                                                             $    511,890    $     512,614
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                                            242,992          141,790
        Amortization                                                              4,364            5,818
        Provision for loan losses                                               339,000          113,000
        Deferred taxes                                                          -76,558           29,487
        Loss on disposal of premises and equipment                                    0           72,894
        Net realized gains on sale of securities available-for-sale                -149          -14,953
        Increase in interest receivable                                         -82,765          -83,394
        Increase in interest payable                                            143,690           39,311
        Other operating activities                                             -146,574           88,460
                                                                           -------------   --------------

          Net cash provided by operating activities                             935,890          905,027
                                                                           -------------   --------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               -7,728,069      -12,223,437
    Proceeds from sales of securities available-for-sale                      2,687,816        2,268,984
    Proceeds from maturities of securities available-for-sale                 4,006,614        7,077,650
    Net (increase) decrease  in Federal funds sold                            2,786,000       -1,553,000
    Net increase in loans                                                   -12,042,677       -6,116,187
    Purchase of premises and equipment                                         -236,394       -1,347,073
                                                                           -------------   --------------

         Net cash used in investing activities                              -10,526,710      -11,893,063
                                                                           -------------   --------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  9,717,836       11,210,178
    Proceeds from note payable                                                  115,475                0
                                                                           -------------   --------------

          Net cash provided by financing activities                           9,833,311       11,210,178
                                                                           -------------   --------------

Net increase in cash and due from banks                                         242,491          222,142

Cash and due from banks at beginning of year                                  2,136,219        1,914,077
                                                                           -------------   --------------

Cash and due from banks at end of year                                     $  2,378,710    $   2,136,219
                                                                           =============   ==============

SUPPLEMENTAL DISCLOSURE Cash paid for:
    Interest                                                               $  1,355,258    $   1,155,653
    Income taxes                                                                283,358           62,656

NONCASH TRANSACTION
    Unrealized (gains) losses on securities available-for-sale             $    807,623    $    -110,263

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

                  BASIS OF PRESENTATION

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

                  CASH AND DUE FROM BANKS

                     Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

                     The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  SECURITIES

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income (loss).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  SECURITIES (CONTINUED)

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

                  LOANS

                     Loans are reported at their outstanding principal balances less unearned income, net deferred loan fees and the allowance for loan losses. Interest income on loans is accrued based on the principal balance outstanding.

                     Loan origination fees and direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees for other loans in excess of $1,000 net of direct costs are deferred and recognized into income over the life of the loans as an adjustment of the yield. The results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOANS (CONTINUED)

                     A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                  PREMISES AND EQUIPMENT

                     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

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

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ORGANIZATIONAL COSTS

                     Certain legal and other costs incurred in connection with the organization and chartering of the Company and the Bank were originally recorded in other assets and were being amortized over sixty months.

                     In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. During 1999, the Company wrote off $32,144 of unamortized organization costs upon adoption of SOP 98-5.

                  EARNINGS PER COMMON SHARE

                     Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  COMPREHENSIVE INCOME (LOSS)

                     Statement of Financial Accounting Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income
                     (loss) but excluded from net income. Currently, the Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                                         GROSS        GROSS
                                                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                             COST         GAINS       LOSSES        VALUE
                                                           ---------   ----------   ----------   ------------

                          DECEMBER 31, 1999:
                          U. S. GOVERNMENT AND AGENCY
                             SECURITIES                    $ 2,710,218  $      -    $ (94,092)   $  2,616,126
                          STATE AND MUNICIPAL SECURITIES    10,171,311         -     (340,334)      9,830,977
                          MORTGAGE-BACKED SECURITIES         5,733,706         -     (217,766)      5,515,940
                                                           -----------  ---------   -----------  ------------
                                                           $18,615,235  $      -    $(652,192)   $ 17,963,043
                                                           ===========  =========   ===========  ============

                          December 31, 1998:
                          U. S. Government and agency
                             securities                    $ 5,446,482  $  39,790   $  (1,001)   $  5,485,271
                          State and municipal securities     7,881,334    126,167     (11,038)      7,996,463
                          Mortgage-backed securities         4,253,631      6,737      (5,224)      4,255,144
                                                           -----------  ---------   -----------  ------------
                                                           $17,581,447  $ 172,694   $ (17,263)   $ 17,736,878
                                                           ===========  =========   ===========  ============

                  Gross gains and losses on sales of securities available-for-sale consisted of the following:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                         1999      1998
                                                                                        -------  --------

                      Gross gains                                                       $ 2,146   $15,063
                      Gross losses                                                       (1,997)     (110)
                                                                                        -------   -------
                      Net realized gains                                                $   149   $14,953
                                                                                        =======   =======

                  Securities with a carrying value of $10,902,675 and $10,188,241 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  SECURITIES (CONTINUED)

                  The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                             AMORTIZED        FAIR
                                                               COST           VALUE
                                                            ------------   -----------

                       Due in one year or less               $   815,067   $   814,534
                       Due from one to five years              4,177,539     4,068,438
                       Due from five to ten years              6,318,539     6,097,439
                       Due after ten years                     1,570,384     1,466,692
                       Mortgage-backed securities              5,733,706     5,515,940
                                                             -----------   -----------
                                                             $18,615,235   $17,963,043
                                                             ===========   ===========


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                                               DECEMBER 31,
                                                                                         -------------------------
                                                                                            1999            1998
                                                                                         -----------    ----------

                      Commercial                                                         $10,716,000    $ 8,050,000
                      Real estate - construction                                           1,465,000        581,000
                      Real estate - mortgage                                              17,513,000     10,364,000
                      Consumer                                                             3,981,000      2,963,000
                      Other                                                                  294,345         64,507
                                                                                         -----------    -----------
                                                                                          33,969,345     22,022,507
                      Unearned income                                                         (5,627)        (5,361)
                      Net deferred loan fees                                                (106,413)       (72,129)
                      Allowance for loan losses                                             (508,036)      (299,425)
                                                                                         -----------    -----------
                      Loans, net                                                         $33,349,269    $21,645,592
                                                                                         ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                  Changes in the allowance for loan losses are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                                         1999         1998
                                                                                       ---------    ---------
                      Balance, beginning of year                                       $ 299,425    $ 271,689
                         Provision for loan losses                                       339,000      113,000
                         Loans charged off                                              (263,195)    (177,616)
                         Recoveries of loans previously charged off                      132,806       92,352
                                                                                       ---------    ---------
                      Balance, end of year                                             $ 508,036    $ 299,425
                                                                                       =========    =========

                  The following is a summary of information pertaining to impaired loans:

                                                                                          DECEMBER 31,
                                                                                        -----------------
                                                                                        1999       1998
                                                                                        ----      -------

                      Impaired loans without a valuation allowance                      $   -     $65,426
                      Impaired loans with a valuation allowance                             -          -
                                                                                        ------    -------
                      Total impaired loans                                              $   -     $65,426
                                                                                        ======    =======
                      Valuation allowance related to impaired loans                     $   -     $    -
                                                                                        ======    =======
                      Average investment in impaired loans                              $5,463    $53,307
                                                                                        ======    =======
                      Interest recognized on impaired loans                             $  88     $ 1,545
                                                                                        ======    =======

                  The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                      Balance, beginning of year               $ 1,740,759
                         Advances                                1,942,339
                         Repayments                               (524,953)
                         Change in directors                       (59,656)
                                                               -----------
                      Balance, end of year                     $ 3,098,489
                                                               ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                          1999           1998
                                                                                       -----------    -----------

                      Land                                                             $   400,000    $   400,000
                      Buildings                                                          1,605,538      1,569,694
                      Equipment                                                          1,012,237        813,041
                                                                                       -----------    -----------
                                                                                         3,017,775      2,782,735
                      Accumulated depreciation                                          (541,249)      (299,611)
                                                                                       -----------    -----------
                                                                                       $ 2,476,526    $ 2,483,124
                                                                                       ===========    ===========


NOTE 5.  DEPOSITS

                  At December 31, 1999, the scheduled maturities of time deposits are as follows:

                      2000                                    $20,231,018
                      2001                                      2,196,776
                      2002                                      1,231,749
                      2003                                        957,515
                      2004                                        595,002
                                                              -----------
                                                              $25,212,060
                                                              ===========
NOTE 6.  NOTE PAYABLE

                  The note payable consists of the following at December 31, 1999:

                      Note payable to bank, interest due quarterly at prime
                         minus .50%, or 8.00% at December 31, 1999,
                         unsecured, matures May 21, 2000.                           $115,475
                                                                                    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLAN

                  STOCK OPTION PLANS

                     On July 13, 1999, the Board of Directors approved a Stock Option Plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 159,000 shares of the Company's common stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set in the Board's sole and absolute discretion. The option period will not exceed ten years from date of grant. Other pertinent information related to the options is as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                         1999                       1998
                                                               -------------------------  --------------------------
                                                                            WEIGHTED-                   WEIGHTED-
                                                                             AVERAGE                     AVERAGE
                                                                             EXERCISE                   EXERCISE
                                                                 NUMBER       PRICE         NUMBER        PRICE
                                                               ----------- -------------  ----------- --------------

          Under option, beginning of year                              -       $   -          -            $-
             Granted                                              105,000       10.00         -             -
             Exercised                                                 -           -          -             -
                                                                  -------                    ---
          Under option, end of year                               105,000      $10.00         -            $-
                                                                  =======                    ===

          Weighted-average fair value of
             options granted during the year                                   $ 4.45                      $-


                     Information pertaining to options outstanding at December 31, 1999 is as follows:

                                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                 ----------------------------------------------- ------------------------------
                                                                    WEIGHTED-
                                                                     AVERAGE        WEIGHTED-                     WEIGHTED-
                                                                    REMAINING        AVERAGE                       AVERAGE
                       RANGE OF                      NUMBER        CONTRACTUAL       EXERCISE       NUMBER         EXERCISE
                    EXERCISE PRICES               OUTSTANDING          LIFE           PRICE      EXERCISABLE        PRICE
          ------------------------------------   ---------------  ---------------  ------------- -------------  ---------------

                        $10.00                    105,000           9.5 years       $ 10.00       105,000          $ 10.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLAN (CONTINUED)

                  STOCK OPTION PLANS (CONTINUED)

                     The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                          Years Ended December 31,
                                                                         -------------------------
                                                                            1999        1998
                                                                          ---------   -----------
                            Net income           As reported              $ 511,890   $ 512,614
                                                 Pro forma                $ 203,744   $ 512,614

                            Earnings per share   As reported              $    0.96   $    0.96
                                                 Pro forma                $    0.38   $    0.96

                            Earnings per share - As reported              $    0.95   $    0.96
                              assuming dilution  Pro forma                $    0.38   $    0.96

                     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  Year Ended December 31,
                                                                             1999
                                                                  --------------------------
                              Dividend yield                                          0.00%
                              Expected life                                        10 years
                              Expected volatility                                     0.01%
                              Risk-free interest                                     5.969%
                              rate

                  401(K) PROFIT-SHARING PLAN

                  The Company has a contributory 401(k) profit-sharing plan covering all employees, subject to certain minimum age and service requirements. Contributions to the plan charged to expense for the years ended December 31, 1999 and 1998 amounted to $48,353 and $37,391, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES

                  Income tax expense consists of the following:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                        --------------------
                                                                                          1999        1998
                                                                                        ---------   --------

                   Current                                                              $149,907    $163,687
                   Deferred taxes                                                        (76,558)     39,408
                   Change in valuation allowance                                              -       (9,921)
                                                                                        --------    --------
                           Income tax expense                                           $ 73,349    $193,174
                                                                                        ========    ========

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                               1999                   1998
                                                                        -------------------    --------------------
                                                                         AMOUNT    PERCENT      Amount     Percent
                                                                        --------   --------    ---------  ---------

                   Tax provision at statutory rate                      $ 198,982     34 %      $239,968     34 %
                      Change in valuation allowance                            -       -          (9,921)     (2)
                      Tax-free income                                    (127,325)    (22)       (45,083)     (6)
                      Disallowed interest expense                          17,298      3           5,753      1
                      Other items, net                                    (15,606)     (2)         2,457      -
                                                                        ---------   --------    --------  ---------
                   Income tax expense                                   $  73,349     13 %      $193,174     27 %
                                                                        =========   ========    ========  =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES (CONTINUED)

                  The components of deferred income taxes are as follows:

                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                           1999         1998
                                                                                        ---------   -----------
                      Deferred tax assets:
                         Loan loss reserves                                             $  97,926   $     34,762
                         Preopening expense amortization                                    8,725         12,611
                         Securities available-for-sale                                    221,745             -
                                                                                        ---------   ------------
                                                                                          328,396         47,373
                                                                                        ---------   ------------
                      Deferred tax liabilities:
                         Depreciation                                                      46,226         42,493
                         Accrual to cash method of accounting for tax purposes             51,786         72,799
                          Securities available-for-sale                                        -          52,847
                                                                                        ---------   ------------
                                                                                           98,012        168,139
                                                                                        ---------   ------------

                      Net deferred tax assets (liabilities)                             $ 230,384   $ (120,766)
                                                                                        =========   ============


NOTE 9.  EARNINGS PER COMMON SHARE

                  Diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The number of common shares was increased by the number of shares issuable upon the exercise of the stock options described in Note 7. This theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at the price per share that approximates average market price. The treasury stock method for determining the amount of dilution of stock options is based on the concept that common shares which could have been purchased with the proceeds of the exercise of common stock options at market price are not actually outstanding common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  EARNINGS PER COMMON SHARE (CONTINUED)

                  Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1999 and 1998.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                     1999        1998
                                                                                   --------    --------

                      Net income                                                   $511,890    $512,614
                                                                                   ========    ========

                      Weighted average common shares outstanding                    532,088     532,088
                      Net effect of the assumed exercise of stock
                         options based on the treasury stock method
                         using average market price for the year                   $  4,472    $     -
                                                                                   --------    --------

                      Total weighted average common shares and
                         common stock equivalents outstanding                       536,560     532,088
                                                                                   ========    ========

                      Diluted earnings per share                                   $   0.95    $   0.95
                                                                                   ========    ========


NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                              DECEMBER 31,
                                                                                      --------------------------
                                                                                          1999          1998
                                                                                      ------------    ----------

                      Standby letters of credit                                       $     61,750    $       -
                      Commitments to extend credit                                       4,546,000     2,207,000
                                                                                      ------------    ----------
                                                                                      $  4,607,750    $2,207,000
                                                                                      ============    ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                  LEASE COMMITMENT

                  In June 1996, the Company entered into a five-year operating sublease agreement for the rental of a branch banking facility at William B. Hartsfield Atlanta International Airport. The sublease agreement covers approximately 475 square feet of space located in the main terminal of the airport.

                  In 1997, the Company exercised its right of termination. Upon notice of termination, the sublessor offered to renegotiate the lease under terms acceptable to both parties. Effective June 1998, the sublessor agreed to pay all of the Company's obligations under the sublease with the exception of the Company's pro rata share of actual maintenance and operating costs for the Bank center (currently estimated at $25 per square foot per year).

                  Total rental expense for the years ended December 31, 1999 and 1998 was $4,928 and $20,195, respectively.


NOTE 11.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County, metropolitan Atlanta, and to various minority groups throughout the southeastern United States. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the metropolitan Atlanta area. Fifty-six percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory as defined, which amounted to approximately $1,330,000 at December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $288,000 of retained earnings were available for dividend declaration without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements . Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                  As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. REGULATORY MATTERS (CONTINUED)

                  The Company's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                      TO BE WELL
                                                                              FOR CAPITAL          CAPITALIZED UNDER
                                                                               ADEQUACY            PROMPT CORRECTIVE
                                                           ACTUAL              PURPOSES            ACTION PROVISIONS
                                                 ------------------------  -----------------     ---------------------
                                                    AMOUNT       RATIO      AMOUNT    RATIO        AMOUNT       RATIO
                                                 ------------  ----------  --------  -------     ----------    -------
                                                                            (DOLLARS IN THOUSANDS)
                                                 -----------------------------------------------------------------------------
     AS OF DECEMBER 31, 1999:
     TOTAL CAPITAL TO RISK WEIGHTED ASSETS
              CONSOLIDATED                          $6,966       16.95%      $3,288       8%         $ N/A         N/A
              BANK                                  $7,034       17.11%      $3,288       8%         $4,110        10%
     TIER I CAPITAL TO RISK WEIGHTED ASSETS
             CONSOLIDATED                           $6,458       15.71%      $1,644       4%         $ N/A         N/A
             BANK                                   $6,526       15.88%      $1,644       4%         $2,466         6%
     TIER I CAPITAL TO AVERAGE ASSETS
             CONSOLIDATED                           $6,458       11.88%      $2,174       4%         $ N/A         N/A
             BANK                                   $6,526       12.01%      $2,174       4%         $2,717         5%

     As of December 31, 1998:
     Total Capital to Risk Weighted Assets
              Consolidated                          $6,245       21.02%      $2,377       8%         $2,971        10%
              Bank                                  $6,249       21.03%      $2,377       8%         $2,971        10%
     Tier I Capital to Risk Weighted Assets
             Consolidated                           $5,946       20.01%      $1,188       4%         $1,783         6%
             Bank                                   $5,950       20.03%      $1,188       4%         $1,783         6%
     Tier I Capital to Average Assets
             Consolidated                           $5,946       12.40%      $1,919       4%         $2,398         5%
             Bank                                   $5,950       12.40%      $1,919       4%         $2,398         5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                  NOTE PAYABLE:

                     The carrying amount of the note payable approximates its fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


                  ACCRUED INTEREST:

                     The carrying amounts of accrued interest approximate their fair values.

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

                     The estimated fair values and related carrying amounts of the Company's financial instruments are as follows:

                                                               DECEMBER 31, 1999                   DECEMBER 31, 1998
                                                       ----------------------------------  ----------------------------------
                                                          CARRYING            FAIR             CARRYING            FAIR
                                                           AMOUNT             VALUE             AMOUNT             VALUE
                                                       ----------------  ----------------  ----------------  ----------------
                   Financial assets:
                      Cash, due from banks
                         and Federal funds sold         $ 2,918,710       $ 2,918,710        $ 5,462,219        $ 5,462,219
                      Securities available-for-sale      17,963,043        17,963,043         17,736,878         17,736,878
                      Loans                              33,349,269        33,897,935         21,645,592         22,067,967
                      Accrued interest receivable           482,383           482,383            399,618            399,618

                   Financial liabilities:
                      Deposits                           51,070,525        51,155,285         41,352,689         41,408,369
                      Note payable                          115,475           115,475                 -                  -
                      Accrued interest payable              255,197           255,197            111,507            111,507

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. SUPPLEMENTAL FINANCIAL DATA

                     Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                         1999       1998
                                                                                      --------    ---------

                      Legal and professional                                          $ 42,995    $  78,445
                      Security                                                         128,106       97,115
                      Courier                                                           80,696       49,404
                      Other losses                                                      13,903       64,527
                      Office supplies                                                   74,137       36,241
                      Federal Reserve Bank processing fees                              64,582       45,400


NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheet, statement of income, and cash flows of Capitol City Bancshares, Inc., as of and for the year ended December 31, 1999 and as of and for the period from December 22, 1998, date of inception, to December 31, 1998:

                                        CONDENSED BALANCE SHEETS

                                                                              1999         1998
                                                                          -----------   -----------
                      ASSETS
                         Cash                                             $    29,035   $         -
                         Investment in subsidiary                           6,095,439     6,052,340
                         Other assets                                          60,778        35,885
                                                                          -----------   ------------

                              Total assets                                $ 6,185,252   $ 6,088,225
                                                                          ===========   ============

                      OTHER LIABILITIES                                   $   157,480   $    39,313
                      STOCKHOLDERS' EQUITY                                  6,027,772     6,048,912
                                                                          -----------   ------------

                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 6,185,252   $ 6,088,225
                                                                          ===========   ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                         CONDENSED STATEMENTS OF INCOME

                                                                                             1999        1998
                                                                                           ---------   ---------

                          Interest expense                                                 $   5,547   $      -
                          Other expenses                                                     105,006       5,193
                                                                                           ---------   ---------
                                    Loss before income tax benefit and
                                     equity in undistributed income of subsidiary           (110,553)     (5,193)

                      Income tax benefit                                                      46,313       1,766
                                                                                           ---------   ---------

                                    Loss before equity in undistributed
                                     income of subsidiary                                    (64,240)     (3,427)

                      Equity in undistributed income of subsidiary                           576,130      42,032
                                                                                           ---------   ---------

                                    Net income                                             $ 511,890   $  38,605
                                                                                           =========   =========

                                     CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           1999        1998
                                                                                        ----------    --------
                     Operating Activities
                        Net income                                                       $ 511,890    $ 38,605
                        Adjustments to reconcile net income to net cash
                           used in operating activities:
                           Undistributed income of subsidiary                             (576,130)    (42,032)
                           Other operating activities                                      (22,200)      3,427
                                                                                         ---------    --------

                                   Net cash used in operating activities                   (86,440)         -
                                                                                         ---------    --------
                     Financing Activities
                        Proceeds from note payable                                         115,475          -
                                                                                         ---------    --------
                        Net increase in cash                                             $  29,035    $     -

                     Cash at beginning of period                                                -           -
                                                                                         ---------    --------

                     Cash at end of year                                                 $  29,035    $     -
                                                                                         =========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16. BUSINESS COMBINATION

                  On December 22, 1998, the Company acquired all of the outstanding common stock of the Bank in exchange for 532,088 shares of $6 par value common stock. The acquisition was accounted for as a pooling of interests, and, accordingly, all prior financial statements were restated to reflect the combination. Income of the subsidiary prior to acquisition on December 22, 1998 was $474,009, which was included in the consolidated statement of income.

                          INDEPENDENT AUDITOR'S REPORT
                        ON THE SUPPLEMENTARY INFORMATION
-------------------------------------------------------------------------------
TO THE BOARD OF DIRECTORS
CAPITAL CITY BANCSHARES, INC. AND SUBSIDIARY
ATLANTA, GEORGIA

         Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating supplementary information on pages 31 through 32 as of and for the year ended December 31, 1999 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Atlanta, Georgia
March 21, 2000

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

-------------------------------------------------------------------------------

                                                 CAPITOL CITY      CAPITOL CITY
                                                     BANK           BANCSHARES,
                    ASSETS                         & TRUST            INC.           ELIMINATIONS     CONSOLIDATED
                    ------                      --------------   ---------------   ---------------   --------------

Cash and due from banks                         $    2,378,710    $       29,035    $      -29,035    $   2,378,710
Federal funds sold                                     540,000                 0                 0          540,000
Securities available-for-sale                       17,963,043         6,095,439        -6,095,439       17,963,043

Loans                                               33,857,305                 0                 0       33,857,305
Less allowance for loan losses                         508,036                 0                 0          508,036
                                                ---------------   ---------------   ---------------   --------------
          Loans, net                                33,349,269                 0                 0       33,349,269
                                                ---------------   ---------------   ---------------   --------------

Premises and equipment                               2,476,526                 0                 0        2,476,526
Other assets                                           834,569            60,778           -31,187          864,160
                                                ---------------------------------------------------   --------------

                                                $   57,542,117    $    6,185,252    $   -6,155,661    $  57,571,708
                                                ===============   ===============   ===============   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                  $   15,164,723    $            0    $      -29,035    $  15,135,688
    Interest-bearing demand                          7,012,674                 0                 0        7,012,674
    Savings                                          3,710,103                 0                 0        3,710,103
    Time, $100,000 and over                         15,097,177                 0                 0       15,097,177
    Other time                                      10,114,883                 0                 0       10,114,883
                                                ---------------   ---------------   ---------------   --------------
          Total deposits                            51,099,560                 0           -29,035       51,070,525
    Note payable                                             0           115,475                 0          115,475
    Other liabilities                                  347,118            42,005           -31,187          357,936
                                                ---------------   ---------------   ---------------   --------------
          TOTAL LIABILITIES                         51,446,678           157,480           -60,222       51,543,936
                                                ---------------   ---------------   ---------------   --------------

Stockholders' equity
    Common stock                                     3,192,528         3,192,528        -3,192,528        3,192,528
    Capital surplus                                  2,128,352         2,128,352        -2,128,352        2,128,352
    Retained earnings                                1,205,005         1,137,338        -1,205,005        1,137,338
    Accumulated other
       comprehensive loss                             -430,446          -430,446           430,446         -430,446
                                                ---------------   ---------------   ---------------   --------------
                                                     6,095,439         6,027,772        -6,095,439        6,027,772
                                                ---------------   ---------------   ---------------   --------------

                                                $   57,542,117    $    6,185,252    $   -6,155,661    $  57,571,708
                                                ===============   ===============   ===============   ==============


                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATING STATEMENT OF INCOME
                                DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                 CAPITOL CITY    CAPITOL CITY
                                                     BANK         BANCSHARES,
                                                   & TRUST          INC.        ELIMINATIONS    CONSOLIDATED
                                                --------------  -------------  --------------   ------------



                                                                                                 C>
 INTEREST INCOME
   Loans                                       $    2,928,759   $          0   $           0    $ 2,928,759
    Taxable securities                                545,067              0               0        545,067
    Nontaxable securities                             397,817              0               0        397,817
    Federal funds sold                                101,215              0               0        101,215
                                                --------------  -------------  --------------   ------------
                                                    3,972,858              0               0      3,972,858
                                                --------------  -------------  --------------   ------------

INTEREST EXPENSE
    Deposits                                        1,493,401              0               0      1,493,401
    Other borrowings                                        0          5,547               0          5,547
                                                --------------  -------------  --------------   ------------
          TOTAL INTEREST EXPENSE                    1,493,401          5,547               0      1,498,948
                                                --------------  -------------  --------------   ------------

          NET INTEREST INCOME                       2,479,457         -5,547               0      2,473,910
PROVISION FOR LOAN LOSSES                             339,000              0               0        339,000
                                                --------------  -------------  --------------   ------------
     NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                   2,140,457         -5,547               0      2,134,910
                                                --------------  -------------  --------------   ------------

OTHER INCOME
    Service charges on deposit accounts             1,256,623              0               0      1,256,623
    Other fees and commissions                         58,450              0               0         58,450
    Net realized gains on sales of
      securities available-for-sale                       149              0               0            149
    Other operating income                             17,912        576,130        -576,130         17,912
                                                --------------  -------------  --------------   ------------
                                                    1,333,134        576,130        -576,130      1,333,134
                                                --------------  -------------  --------------   ------------

OTHER EXPENSES
    Salaries and employee benefits                  1,355,865              0               0      1,355,865
    Equipment expense                                 335,436              0               0        335,436
    Occupancy expense                                 214,081              0               0        214,081
    Other operating expenses                          872,417        105,006               0        977,423
                                                --------------  -------------  --------------   ------------
                                                    2,777,799        105,006               0      2,882,805
                                                --------------  -------------  --------------   ------------

    Income before income taxes                        695,792        465,577        -576,130        585,239

    Income tax (benefit) expense                      119,662        -46,313               0         73,349
                                                --------------  -------------  --------------   ------------

          NET INCOME                            $     576,130   $    511,890   $    -576,130    $   511,890
                                                ==============  =============  ==============   ============


ITEM EIGHT.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

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


Name of Director or Principal             Year         Information about Directors
Officer                            Age    Elected      or Principal Officers
George G. Andrews                  48      1994        President, Chief Executive
                                                       Officer; formerly with Trust
                                                       Company Bank
Dr. Gloria Campbell-D'Hue          52      1994        Director; Physician
J. Al Cochran                      69      1994        Director, General Counsel;
                                                       Attorney-at-Law
Keith E. Evans                     54      1995        Director; Physical Therapist,
                                                       Atlanta Human Performance
                                                       Center
Leon Goodrum                       58      1994        Chairman; Operator,
                                                       McDonald's Restaurant







Charles W. Harrison                68      1994        Director; Insurance
                                                       Executive, Harrison
                                                       Insurance Agency
Robert A. Holmes                   56      1995        Director; University
                                                       Administrator, Clark Atlanta
                                                       University
Moses M. Jones                     49      1995        Director; Physician
Marian S. Jordan                   54      1995        Director; Teacher, Atlanta
                                                       Board of Education and
                                                       Parents' Choice Day Care
Kaneta R. Lott                     49      1994        Director; Dentist, Children's
                                                       Dentistry, P.C.
Donald F. Marshall                 62      1994        Director; Dentist
George C. Miller, Jr.              51      1995        Director; President,
                                                       Spectrum Consulting
                                                       Associates, Inc.
Elvin R. Mitchell, Sr.             86      1995        Director; Contractor, E. R.
                                                       Mitchell Construction
                                                       Company
Roy W. Sweat                       72      1995        Director; Chiropractor
William Thomas                     55      1995        Director; President, Thomas
                                                       Cleaning Service, Inc.
Cordy T. Vivian                    74      1995        Director; President, Basic,
                                                       Inc. (relations)


     J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

      Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 1999.

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

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1999 and Form 5 and amendments thereto furnished to the Company during 1999, no person who, at any time during 1999, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1999 fiscal year or previously.

ITEM TEN.  EXECUTIVE COMPENSATION.

      The following table sets forth the aggregate annual compensation for the Bank's Chief Executive Officer. No individual earned in excess of $100,000 during 1999.

                           SUMMARY COMPENSATION TABLE

                              LONG-TERM COMPENSATION

                             AWARDS          PAYOUTS
(a)                   (b)    (c)       (d)      (e)               (f)               (g)         (h)         (i)

NAME AND                                        OTHER ANNUAL      RESTRICTED        OPTION      LTIP        OTHER
PRINCIPAL POSITION    YEAR   SALARY    BONUS    COMPENSATION      STOCK AWARDS      SARs        PAYOUTS     COMPENSATION

George G. Andrews     1999   $95,000   $10,000     $2,601(1)           -                -             -         $9,263(2)
CEO, President,       1998   $90,000   $  7500     $1,800(1)           -                -             -         $5,793(3)
Director              1997   $81,900   $  1500     $1,800(1)           -                -             -           -

--------
     (1)  Representing membership dues paid on Mr. Andrews' behalf.
     (2) Company matching contributions to the Company's 401(k) Plan on behalf of Mr. Andrews.





                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                     (INDIVIDUAL GRANTS)
Name                           # of Securities Underlying    % of Total Options/SARs Granted   Exercise or Base
                                Options/SARs Granted            to Employees in Fiscal Year     Price ($/Share)    Expiration Date
CEO - George G. Andrews                10,000                                9.52%                 $10.00            July 13, 2009





                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION/SAR VALUES
Name                      Shares Acquired                    Number of Securities Underlying      Value of Unexercised in-the-money
                          On Exercise (A)  Value Realized      Unexercised Options/SARs at              Options/SARs at FY-End
                                                             FY-End (Exercisable/Unexercisable)        (Exercisable/Unexercisable)
CEO - George G. Andrews           -               -                    10,000/0(2)                             $25,000/0(1)


      No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 1999.

      The Company does not have any Long Term Incentive Plans in effect.

      (1) The dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at March 6, 2000 ($12.50) and the exercisable prices of the options ($10.00).

         (2) On July 13, 1999, Mr. Andrews was granted the option to purchase 10,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

      As of December 31, 1999, the directors of the Company receive no compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company's last fiscal year for services as a director except as described herein.

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

ITEM ELEVEN.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND  MANAGEMENT.

      As of December 31, 1999, the Company knows of no beneficial owner of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

      The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:


Name of Beneficial Owner           Amount and Nature of        Percent of Class
                                  Beneficial Ownership(1)
=============================== ===========================  ====================
George G. Andrews                     18,000(2)                   2.89%
Dr. Gloria Campbell-D'Hue             15,000(3)                   2.41%
J. Al Cochran                         15,000                      2.41%

--------
(1)Included in the number of shares listed above, each Director, excluding Mr. Andrews, are options granted under the Capitol City Bancshares, Inc. Nonqualified Stock Option Plan to purchase 5,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

(2) Includes 4,000 shares owned by Mr. Andrews, 4,000 shares held jointly with Mr. Andrews' spouse, and 10,000 options to purchase common stock granted under the Capitol City Bancshares, Inc. Incentive Stock Option Plan. These 10,000 options are exercisable at $10.00 per share and expire on July 13, 2009.

(3) Includes 4,150 shares owned by Dr. D'Hue and 5,250 shares owned by her child.




Keith E. Evans                        12,500                      2.01%
Leon Goodrum                          15,000                      2.41%
Agnes H. Harper                       15,175(4)                   2.44%
Charles W. Harrison                   15,600(5)                   2.51%
Robert A. Holmes                      13,000                      2.09%
Moses M. Jones                        10,000                      1.61%
Marian S. Jordan                      15,250(6)                   2.45%
Kaneta R. Lott                        17,000(7)                   2.73%
Donald F. Marshall                    15,000                      2.41%
George C. Miller, Jr.                 10,500(8)                   1.69%
Elvin Mitchell, Sr.                   20,400(9)                   3.28%
Roy W. Sweat                          20,000                      3.21%
William Thomas                        36,555(10)                  5.88%
Cordy T. Vivian                       15,000                      2.41%
=============================== ===========================  ===============

--------

(4) Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper's spouse, and 1,192 shares held by Mrs. Harper's spouse.

(5) Includes 10,000 shares owned by Mr. Harrison, 600 shares held by Mr. Harrison's children.

(6) Includes 10,000 shares owned by Ms. Jordan and 250 shares held by Ms. Jordan's children.

(7) Includes 5,000 shares held jointly with Dr. Lott's spouse, 2,000 shares held by Dr. Lott's children and 5,000 shares held by Childrens Dentistry Profit Sharing Plan.

(8) Includes 4,500 shares owned by Mr. Miller and 1,000 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.

(9) Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell's spouse, and 150 shares held by Mr. Mitchell's grandchildren.

(10) Includes 14,000 shares owned by Mr. Thomas and 17,555 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.

The Company's common stock beneficially owned by all directors and principal officers as a group as of December 31, 1999, (17 persons) totaled 278,980 shares, representing 44.85% of the Company's common stock.

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

ITEM THIRTEEN.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    Exhibits

            2.1   Plan of Reorganization and Agreement of Merger, dated April
                  14, 1998, by and between Capitol City Bancshares, Inc.,
                  Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix "A" to the Proxy
                  Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No.
                  333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant's 10-KSB filed on March 31, 1999).

            3.1 Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant's 10-KSB filed on March 31, 1999).

            3.2 Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant's 10-KSB filed on March 31, 1999).

            10.1  Capitol City Bancshares, Inc. Stock Option Plan, executed July 13,
                  1999.

            10.2  Stock Option Agreement under the Capitol City Bancshares, Inc. Stock
                  Option Plan between Capitol City Bancshares, Inc. and George
                  Andrews, executed July 13, 1999.

            10.3  Stock Option Agreement under the Capitol City Bancshares, Inc. Stock
                  Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors.

            24.   Power of Attorney (on signature page).

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

                                    CAPITOL CITY BANCSHARES, INC.


                                      BY: /s/ George G. Andrews
                                         -----------------------------
                                         GEORGE G. ANDREWS, PRESIDENT
                                          AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Andrews and J. Al Cochran, and each of them, his or her attorney-in-fact, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any amendment to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2000.

Signature                                Title


 /s/ George G. Andrews
-------------------------------
George G. Andrews                       Director, Chief Executive Officer
                                        and Chief Financial Officer
 /s/ Dr. Gloria Campbell-D'Hue
-------------------------------
Dr. Gloria Campbell-D'Hue               Director

 /s/ J. Al Cochran
-------------------------------
J. Al Cochran                           Director

 /s/ Keith E. Evans
-------------------------------
Keith E. Evans                          Director

 /s/ Leon Goodrum
-------------------------------
Leon Goodrum                            Chairman

 /s/ Agnes H. Harper
-------------------------------
Agnes H. Harper                         Director

 /s/ Charles W. Harrison
--------------------------------
Charles W. Harrison                     Director



                      [REMAINING SIGNATURES ON NEXT PAGE]

 /s/ Robert A. Holmes
----------------------------
Robert A. Holmes                        Director

 /s/ Moses M. Jones
----------------------------
Moses M. Jones                          Director

 /s/ Marian S. Jordan
----------------------------
Marian S. Jordan                        Director

 /s/ Kaneta R. Lott
---------------------------
Kaneta R. Lott                          Director

 /s/ Donald F. Marshall
---------------------------
Donald F. Marshall                      Director

 /s/ George C. Miller, Jr.
---------------------------
George C. Miller, Jr.                   Director

 /s/ Elvin Mitchell, Sr.
---------------------------
Elvin Mitchell, Sr.                     Director

 /s/ Roy W. Sweat
---------------------------
Roy W. Sweat                            Director

 /s/ William Thomas
----------------------------
William Thomas                          Director

 /s/ Cordy T. Vivian
----------------------------
Cordy T. Vivian                         Director

                               INDEX TO EXHIBITS

Exhibit                                                             Sequential
Number            Description                                      Page Number

10.1 Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999.

10.2              Stock Option Agreement under the Capitol City
                  Bancshares, Inc. Stock Option Plan between
                  Capitol City Bancshares, Inc. and George
                  Andrews, executed July 13, 1999.

10.3 Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreement issued to all directors.

27                Financial Data Schedule