Form 10QSB
period 2000-03-31
CAPITOL CITY BANCSHARES INC
filed 2000-05-15
CIK 1070295

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                       Commission File Number: 000-25227
                                               ---------

                         CAPITOL CITY BANCSHARES, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                         58 - 1994305
-------------------------------                           -------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                  562 Lee Street, S.W., Atlanta, Georgia 30311
                  --------------------------------------------
                     (Address of principal executive office)

                                 (404) 752-6067
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                         -----------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000: 532,088; $6 par value

Transitional Small Business Disclosure Format Yes       No   X
                                                  -----    -----

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

              Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet
                   as of March 31, 2000..................................................................... 3

                  Condensed Consolidated Statements of Income and
                      Comprehensive Income for the Three Months Ended
                      March 31, 2000 and 1999............................................................... 4

                  Condensed Consolidated Statements of Cash Flows
                    For The Three Months Ended March 31, 2000 and 1999...................................... 5

                  Notes to Condensed Consolidated Financial Statements.................................. 6 - 7

              Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.............................. 8 - 12


Part II.  Other Information

              Item 6.  Exhibits and Reports on Form 8-K.................................................... 13

              Signatures................................................................................... 14

                         PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                    Assets
                    ------

Cash and due from banks                                      $      5,733,776
Securities available-for-sale, at fair value                       16,892,144

Loans                                                              38,302,709
Less allowance for loan losses                                        574,541
                                                             ----------------
          Loans, net                                               37,728,168
                                                             ----------------

Premises and equipment                                              2,446,624
Other assets                                                          895,907
                                                             ----------------

          Total assets                                       $     63,696,619
                                                             ================


             Liabilities and Stockholders' Equity
             ------------------------------------

Deposits
    Demand                                                   $     19,153,476
    Interest-bearing demand                                         7,155,289
    Savings                                                         3,660,255
    Time                                                           27,188,402
                                                             ----------------
          Total deposits                                           57,157,422
Other liabilities                                                     299,241
Note payable                                                          173,684
                                                             ----------------
          Total liabilities                                        57,630,347
                                                             ----------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                         3,192,528
    Capital surplus                                                 2,128,352
    Retained earnings                                               1,239,915
    Accumulated other comprehensive loss                             (494,523)
                                                             ----------------
          Total stockholders' equity                                6,066,272
                                                             ----------------

          Total liabilities and stockholders' equity         $     63,696,619
                                                             ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                ---------------------------------------------------
                                                                                         2000                        1999
                                                                                -----------------------     -----------------------
Interest income
    Loans                                                                       $              959,817             $       593,786
    Taxable securities                                                                         115,664                     149,425
    Nontaxable securities                                                                      103,073                     111,265
    Federal funds sold                                                                           3,027                      41,014
                                                                                ----------------------      ----------------------
              Total interest income                                                          1,181,581                     895,490
                                                                                ----------------------      ----------------------

Interest expense
    Deposits                                                                                   404,379                     350,210
    Other borrowings                                                                             2,474                           -
                                                                                ----------------------      ----------------------
                                                                                               406,853                     350,210
                                                                                ----------------------      ----------------------

              Net interest income                                                              774,728                     545,280
Provision for loan losses                                                                      126,742                      15,000
                                                                                ----------------------      ----------------------
              Net interest income after provision for loan losses                              647,986                     530,280
                                                                                ----------------------      ----------------------

Other income
    Service charges on deposit accounts                                                        301,462                     259,216
    Net realized losses on sale of securities                                                   (1,353)                          -
    Other operating income                                                                      15,911                      32,989
                                                                                ----------------------      ----------------------
              Total other income                                                               316,020                     292,205
                                                                                ----------------------      ----------------------

Other expenses
    Salaries and other employee benefits                                                       378,361                     319,126
    Occupancy and equipment expenses                                                           147,925                     113,060
    Other operating expenses                                                                   250,538                     262,569
                                                                                ----------------------      ----------------------
              Total other expenses                                                             776,824                     694,755
                                                                                ----------------------      ----------------------

              Net income before income taxes                                                   187,182                     127,730

Income tax expense                                                                              31,396                      23,863
                                                                                ----------------------      ----------------------

              Net income                                                                       155,786                     103,867
                                                                                ----------------------      ----------------------

Other comprehensive loss
    Unrealized losses on securities available-for-sale
       arising during period, net of tax                                                       (65,200)                    (99,311)
    Reclassification adjustment for losses realized
       in net income, net of tax                                                                 1,123                           0
                                                                                ----------------------      ----------------------
    Other comprehensive loss                                                                   (64,077)                    (99,311)
                                                                                ----------------------      ----------------------

    Comprehensive income                                                        $               91,709      $                4,556
                                                                                ======================      ======================

Basic earnings per common share                                                 $                 0.29      $                 0.20
                                                                                ======================      ======================

Diluted earnings per common share                                                                 0.26                        0.20
                                                                                ======================      ======================

Cash dividends per share of common stock                                        $                 0.10      $                    0
                                                                                ======================      ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                          2000                          1999
                                                                                -----------------------    -------------------------
OPERATING ACTIVITIES
    Net income                                                                  $              155,786     $                103,867
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                           53,209                       45,799
        Provision for loan losses                                                              126,742                       15,000
        Realized loss on securities                                                              1,353                            -
        Other operating activities                                                            (110,643)                    (204,550)
                                                                                ----------------------     ------------------------

              Net cash provided by (used in) operating activities                              226,447                      (39,884)
                                                                                ----------------------     ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                       -                   (4,499,082)

    Proceeds from maturities of securities available-for-sale                                  748,840                    1,703,117
    Proceeds from sale of securities available-for-sale                                        223,621                            -
    Net decrease in Federal funds sold                                                         540,000                      105,000
    Net increase in loans                                                                   (4,505,641)                  (2,071,398)
    Purchase of premises and equipment                                                         (23,307)                     (97,449)
                                                                                ----------------------     ------------------------

              Net cash used in investing activities                                         (3,016,487)                  (4,859,812)
                                                                                ----------------------     ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                 6,086,897                    5,175,375
    Proceeds from note payable                                                                  58,209                            -
                                                                                ----------------------     ------------------------

              Net cash provided by financing activities                                      6,145,106                    5,175,375
                                                                                ----------------------     ------------------------

Net increase in cash and due from banks                                                      3,355,066                      275,679

Cash and due from banks, beginning of period                                                 2,378,710                    2,136,219
                                                                                ----------------------     ------------------------

Cash and due from banks, end of period                                          $            5,733,776     $              2,411,898
                                                                                ======================     ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

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

        The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3. EARNINGS PER COMMON SHARE

        Presented below is a summary of the components used to calculate basic and diluted earnings per share for the periods ended March 31, 2000 and 1999.

                                                                                        Periods Ended March 31,
                                                                                   -----------------------------------
                                                                                        2000                1999
                                                                                   ---------------    ----------------
                      Net income                                                   $      155,786     $       103,867
                                                                                   ===============    ================

                      Weighted average common shares outstanding                          532,088             532,088
                      Net effect of the assumed exercise of stock
                         options based on the treasury stock method
                         using average market price for the period                 $       60,280     $             -
                                                                                   ---------------    ----------------

                      Total weighted average common shares and
                         common stock equivalents outstanding                             592,638             532,088
                                                                                   ===============    ================

                      Diluted earnings per share                                   $         0.26     $          0.20
                                                                                   ===============    ================

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2000 from $57.6 million to $63.7 million, or 10.6% for the quarter. The increase in total assets in 2000 is consistent with the 10.5% growth for the same period in 1999. The growth in both years continues to be funded by increases in total deposits, which increased by $6.1 million and $5.2 million, respectively. The increase in total assets for the quarter ended March 31, 2000 consisted primarily of an increase of $4.4 million in loans and an increase of $3.3 million in cash and due from banks. These increases in assets were offset by decreases in Federal funds sold and securities of $540,000 and $1,071,000, respectively. The loan to deposit ratio at March 31, 2000 was 67% compared to 51% at March 31, 1999. Total loans have increased by $14.4 million since March 31, 1999 which for the same period, total deposits have increased by $10.6 million.

Stockholders' equity increased by $38,500 for the quarter ended March 31, 2000. This net increase consisted of net income of $156,000 less dividends of $53,000 and unrealized losses on securities of $64,000.

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

At March 31, 2000, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 24.14% at March 31, 2000.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At March 31, 2000, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2000 are as follows:

                                                                                                         Regulatory
                                                           Company                 Bank                 Requirement
         Leverage Capital Ratio                             11.14%                11.28%                   4.00%
         Risk-Based Capital Ratios
                 Core Capital                               14.26%                14.44%                   4.00%
                 Total Capital                              15.51%                15.69%                   8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Net Interest Income. Net interest income increased by $229,000 for the quarter ended March 31, 2000 compared to the same period in 1999, or by 42.08%. The comparable increase in 1999 was $102,000, or 23.01%. The increase in net interest income for the quarter ended March 31, 2000 is attributable to an increase in earning assets of $7.6 million as compared to March 31, 1999. As noted above, loans increased during this period by $14.4 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $10.6 million, of which $9.7 million was interest-bearing deposits. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin was 5.75% and 4.74% at March 31, 2000 and 1999, respectively.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $127,000 was made during the three month period ending March 31, 2000 based upon this evaluation process as compared to $15,000 for the same period in 1999. The allowance for loan loss as a percentage of total loans was 1.50% at March 31, 2000 compared to 1.03% at March 31, 1999. There were no nonperforming loans as of March 31, 2000. Management believes the allowance for loan loss at March 31, 2000 is adequate to meet any future losses in the loan portfolio. The increase in the provision in 2000 as compared to 1999 reflects the overall increase in loans, the increase in past due loans over 90 days, and the volume of charge-offs.

At March 31, 2000 and 1999, nonaccrual, past due, and restructured loans were as follows:

                                                                       March 31,             March 31,
                                                                         2000                  1999
                                                                       ---------             ---------
                                                                             (Dollars in thousands)
         Total nonaccruing loans                                       $         -           $         7
         Loans contractually past due ninety days
           or more as to interest or principal
           payments and still accruing                                         274                     -
         Restructured loans                                                      -                     -

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

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                   2000                 1999
                                                                          --------------------  ------------------
                                                                                  (Dollars in thousands)
Average amount of loans outstanding                                       $            35,678    $         22,668
                                                                          ====================  ==================

Balance of allowance for loan losses at beginning of period               $               508    $            299
Loans charged off
   Commercial and financial                                                                (7)                 (9)
   Real estate                                                                            (34)                  -
   Installment                                                                            (43)                (88)
                                                                          --------------------  ------------------
                                                                                          (84)                (97)
                                                                          --------------------  ------------------
Loans recovered
   Commercial and financial                                                                 3                   3
   Real estate                                                                              1                   -
   Installment                                                                             19                  25
                                                                          --------------------  ------------------
                                                                                           23                  28
                                                                          --------------------  ------------------

Net charge-offs                                                                           (61)                (69)
                                                                          --------------------  ------------------

Additions to allowance charged to operating expense during period                         127                  15
                                                                          --------------------  ------------------

Balance of allowance for loan losses at end of period                                     574                 245
                                                                          ====================  ==================

Ratio of net loans charged-off during the
   period to average loans outstanding                                                   .17%                .30%
                                                                          ====================  ==================

Other Income. Other income increased by $24,000 for the quarter ended March 31, 2000 compared to an increase of $28,000 for the same period in 1999. The single most significant difference which affected both periods was increases of $42,000 and $50,000 in service charges on deposit accounts for 2000 and 1999, respectively.

Other Expenses. Other expenses increased by $82,000, or 11.81% for the three months ended March 31, 2000 as compared to the same period in 1999. The increase in 1999 as compared to the same period in 1998 was $201,000. The most significant increases in 2000 are increases of $59,000 in salaries and employee benefits and an increase of $35,000 in equipment and occupancy expenses. During the same period, other operating expenses decreased by $12,000. The increase in salaries and employee benefits represents normal increases in salaries and an increase in employees. At March 31, 2000, the number of full-time equivalent employees was 41 compared to 35 at March 31, 1999. The increase in equipment and occupancy expenses included increased depreciation, property taxes, and utilities related to the new branch opened in December 1998.

Income Taxes. Income tax expense increased by $8,000 for the three months ended March 31, 2000 as compared to 1999. The effective tax rate for 2000 and 1999 was 17% and 19%, respectively.

Net Income. Net income increased by $52,000 for the three months ended March 31, 2000 as compared to the same period in 1999. The primary reason for the increase is the increase in net interest income combined with moderate increases in other expenses.

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

                                                   CAPITOL CITY BANCSHARES, INC.




Date:  May 15, 2000                                /s/ George G. Andrews
       ------------                                -----------------------------
                                                   George G. Andrews
                                                   President and Director




Date:  May 15, 2000                                /s/ Kevin M. Sharpe
       ------------                                -----------------------------
                                                   Kevin M. Sharpe
                                                   Vice President and
                                                   Chief Financial Officer