Form 10QSB
period 2000-06-30
CAPITOL CITY BANCSHARES INC
filed 2000-08-11
CIK 1070295

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ---         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                                 -------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                        Commission File Number: 000-25227
                                                ---------

                          CAPITOL CITY BANCSHARES, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                    58 - 1994305
--------------------------------------              -------------
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

                                      N/A
                      ----------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                              ------     ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000: 532,088; $6 par value

Transitional Small Business Disclosure Format        Yes        No   X
                                                         -----     -----

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

            Item 1.  Financial Statements

                Condensed Consolidated Balance Sheet
                 as of June 30, 2000...........................................3

                Condensed Consolidated Statements of Income and
                    Comprehensive Income for the Three and Six Months
                    Ended June 30, 2000 and 1999...............................4

                Condensed Consolidated Statements of Cash Flows
                  For The Six Months Ended June 30, 2000 and 1999..............5

                Notes to Condensed Consolidated Financial Statements.......6 - 7

            Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...8 - 12


Part II.  Other Information

              Item 4.  Submission of Matters to a Vote of Security Holders....13

              Item 6.  Exhibits and Reports on Form 8-K.......................13

              Signatures......................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                       Assets
                       ------

Cash and due from banks                                          $    1,491,942
Federal funds sold                                                    1,985,000
Securities available-for-sale, at fair value                         16,763,363

Loans                                                                40,875,664
Less allowance for loan losses                                          611,375
                                                                 ---------------
          Loans, net                                                 40,264,289
                                                                 ---------------

Premises and equipment                                                2,484,493
Other assets                                                            913,895
                                                                 ---------------

          Total assets                                           $   63,902,982
                                                                 ===============


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                       $   16,860,925
    Interest-bearing demand                                           8,632,023
    Savings                                                           3,813,937
    Time                                                             27,505,944
                                                                 ---------------
          Total deposits                                             56,812,829
Note payable                                                            183,500
Other liabilities                                                       458,893
                                                                 ---------------
          Total liabilities                                          57,455,222
                                                                 ---------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                           3,192,528
    Capital surplus                                                   2,128,352
    Retained earnings                                                 1,576,904
    Accumulated other comprehensive loss                               (450,024)
                                                                 ---------------
          Total stockholders' equity                                  6,447,760
                                                                 ---------------

          Total liabilities and stockholders' equity             $   63,902,982
                                                                 ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                  ------------------------------    -------------------------------

                                                                      2000             1999             2000              1999
                                                                  -------------    -------------    -------------    --------------
Interest income
    Loans                                                         $  1,096,784     $    695,222     $  2,056,601      $  1,289,008
    Taxable securities                                                 110,794          156,975          226,458           330,665
    Nontaxable securities                                              101,414           92,000          204,487           179,000
    Federal funds sold                                                  27,299           28,529           30,326            69,543
                                                                  -------------    -------------    -------------    --------------
              Total interest income                                  1,336,291          972,726        2,517,872         1,868,216

Interest expense
    Deposits                                                           456,061          374,966          860,440           725,176
    Other borrowings                                                     3,128                -            5,602                 -
                                                                  -------------    -------------    -------------    --------------
              Total interest expense                                   459,189          374,966          866,042           725,176

              Net interest income                                      877,102          597,760        1,651,830         1,143,040
Provision for loan losses                                                    -           45,000          126,742            60,000
                                                                  -------------    -------------    -------------    --------------
              Net interest income after provision for loan losses      877,102          552,760        1,525,088         1,083,040
                                                                  -------------    -------------    -------------    --------------

Other income
    Service charges on deposit accounts                                349,052          284,548          650,514           543,764
    Net realized losses on sale of securities                                -                -           (1,353)                -
    Other operating income                                              20,967           30,915           36,878            63,904
                                                                  -------------    -------------    -------------    --------------
              Total other income                                       370,019          315,463          686,039           607,668
                                                                  -------------    -------------    -------------    --------------

Other expenses
    Salaries and employee benefits                                     370,556          318,857          748,917           637,983
    Occupancy and equipment expenses                                   156,228           78,831          304,153           163,040
    Other operating expenses                                           275,275          267,011          525,813           558,431
                                                                  -------------    -------------    -------------    --------------
              Total other expenses                                     802,059          664,699        1,578,883         1,359,454
                                                                  -------------    -------------    -------------    --------------

              Net income before income taxes                           445,062          203,524          632,244           331,254

Income tax expense                                                     108,073           23,622          139,469            47,485
                                                                  -------------    -------------    -------------    --------------

              Net income                                               336,989          179,902          492,775           283,769
                                                                  -------------    -------------    -------------    --------------

Other comprehensive income (loss)
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                44,499         (266,326)         (20,471)         (365,637)
    Reclassification adjustment for losses realized
       in net income, net of tax                                             -                -              893                 -
                                                                  -------------    -------------    -------------    --------------
    Other comprehensive income (loss)                                   44,499         (266,326)         (19,578)         (365,637)
                                                                  -------------    -------------    -------------    --------------

    Comprehensive income (loss)                                   $    381,488     $    (86,424)    $    473,197     $     (81,868)
                                                                  =============    =============    =============    ==============

Basic earnings per common share                                   $       0.63     $       0.34     $       0.93     $        0.53
                                                                  =============    =============    =============    ==============

Diluted earnings per common share                                 $       0.57     $       0.34     $       0.83     $        0.53
                                                                  =============    =============    =============    ==============

Cash dividends per share of common stock                          $          -     $          -     $       0.10     $           -
                                                                  =============    =============    =============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                                      2000                   1999
                                                                ------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                  $         492,775     $           283,769
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      109,813                  90,303
        Provision for loan losses                                         126,742                  60,000
        Realized loss on sale of securities                                 1,353                       -
        Other operating activities                                         61,305                (149,610)
                                                                ------------------    --------------------

              Net cash provided by operating activities                   791,988                 284,462
                                                                ------------------    --------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                  -              (5,572,549)
    Proceeds from maturities of securities available-for-sale             945,045               5,055,257
    Proceeds from sale of securities available-for-sale                   223,621                       -
    Net (increase) decrease in Federal funds sold                      (1,445,000)              1,576,000
    Net increase in loans                                              (7,041,762)             (6,454,876)
    Purchase of premises and equipment                                   (117,780)               (183,532)
                                                                ------------------    --------------------

              Net cash used in investing activities                    (7,435,876)             (5,579,700)
                                                                ------------------    --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                            5,742,304               8,464,917
    Proceeds from notes payable                                            86,200                       -
    Repayment of notes payable                                            (18,175)                      -
    Payment of dividends                                                  (53,209)                      -
                                                                ------------------    --------------------

              Net cash provided by financing activities                 5,757,120               8,464,917
                                                                ------------------    --------------------

Net increase (decrease) in cash and due from banks                       (886,768)              3,169,679

Cash and due from banks, beginning of period                            2,378,710               2,136,219
                                                                ------------------    --------------------

Cash and due from banks, end of period                          $       1,491,942     $         5,305,898
                                                                ==================    ====================

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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

NOTE 3.  EARNINGS PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share for the periods ended June 30, 2000 and 1999.

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                    ----------------------------- ----------------------------
                                                        2000            1999          2000           1999
                                                    --------------  ------------- ------------- --------------
   Net income                                        $    336,989    $   179,902   $   492,775   $    283,769
                                                     =============   ============  ============  =============

   Weighted average common shares outstanding             532,088        532,088       532,088        532,088
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market price for the period      $     60,280    $         -   $    60,280   $          -
                                                     -------------   ------------  ------------  -------------

   Total weighted average common shares and
      common stock equivalents outstanding                592,638        532,088       592,638        532,088
                                                     =============   ============  ============  =============

   Diluted earnings per share                        $       0.57    $      0.34   $      0.83   $       0.53
                                                     =============   ============  ============  =============

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

FINANCIAL CONDITION

Total assets increased from $57.6 million to $63.9 million, or 10.9% for the six months ended June 30, 2000. The increase in total assets in 2000 is less than the 17.2% growth for the same period in 1999. The growth in both years continues to be funded by increases in total deposits, which increased by $5.8 million and $8.5 million, respectively. The net increase in total assets for the six months ended June 30, 2000 consisted primarily of an increase of $7.0 million in total loans, a decrease of $887,000 in cash and due from banks, an increase in Federal funds sold of $1.4 million, and a decrease in securities of $1.2 million. The loan to deposit ratio at June 30, 2000 was 72% compared to 57% at June 30, 1999. Total loans have increased by $12.6 million since June 30, 1999 which for the same period, total deposits have increased by $7.0 million.

Stockholders' equity increased by $420,000 for the six months ended June 30, 2000. This net increase consists of net income of $493,000 less dividends declared and paid of $53,000 and an increase in unrealized losses on securities of $20,000.

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

At June 30, 2000, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 22.92% at June 30, 2000.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At June 30, 2000, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2000 are as follows:

                                                                 Regulatory
                                                                   Minimum
                                      Company         Bank       Requirement

   Leverage Capital Ratio              10.79%       10.99%         4.00%
   Risk-Based Capital Ratios
           Core Capital                14.30%       14.56%         4.00%
           Total Capital               15.55%       15.81%         8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $279,000 and $509,000 for the quarter and six month period ended June 30, 2000, respectively, compared to the same period in 1999. The increase in net interest income for both periods ended June 30, 2000 is attributable to an increase in earning assets of $7.0 million as compared to June 30, 1999. As noted above, loans increased during this period by $7.0 million, which generally provide greater yields to the Company. The yield on total loans for the six months ended June 30, 2000 is approximately 11.00%. During this same period, total deposits increased by $7.0 million, which included an increase of $10.8 million in interest-bearing deposits offset by a decrease of $3.9 million in non-interest bearing deposits. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin improved to 5.89% at June 30, 2000 as compared to 4.84% at June 30 1999.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $127,000 was made during the six month period ending June 30, 2000 based upon this evaluation process as compared to $60,000 for the same period in 1999. The allowance for loan loss as a percentage of total loans was 1.50% at June 30, 2000 and December 31, 1999, compared to .93% at June 30, 1999. There were no nonperforming loans as of June 30, 2000. Management believes the allowance for loan loss at June 30, 2000 is adequate to meet any future losses in the loan portfolio. The increase in the provision for the six months ended June 30, 2000 as compared to 1999 reflects the overall increase in loans, the increase in past due loans over 90 days, and the volume of charge-offs recognized in recent years. There was no provision recognized for the three months ended June 30, 2000 due primarily to a decrease of $224,000 in past due loans greater than 90 days and a reduction in net charge-offs.

At June 30, 2000 and 1999, nonaccrual, past due, and restructured loans were as follows:

                                                    June 30,          June 30,
                                                      2000              1999
                                                   -----------       ----------
                                                     (Dollars in thousands)

    Total nonaccruing loans                        $        -        $        6
    Loans contractually past due ninety days
      or more as to interest or principal
      payments and still accruing                          50                10
    Restructured loans                                      -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 2000 and 1999 is as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          ----------------------------------------
                                                                                   2000                 1999
                                                                          --------------------  ------------------
                                                                                  (Dollars in thousands)
Average amount of loans outstanding                                       $            37,481    $         24,606
                                                                          ====================  ==================

Balance of allowance for loan losses at beginning of period               $               508    $            300
Loans charged off
   Commercial and financial                                                               (7)                 (9)
   Real estate                                                                           (34)                (10)
   Installment                                                                           (46)               (130)
                                                                          --------------------  ------------------
                                                                                         (87)               (149)
                                                                          --------------------  ------------------
Loans recovered
   Commercial and financial                                                                 3                   5
   Real estate                                                                              3                   -
   Installment                                                                             57                  46
                                                                          --------------------  ------------------
                                                                                           63                  51
                                                                          --------------------  ------------------

Net charge-offs                                                                          (24)                (98)
                                                                          --------------------  ------------------

Additions to allowance charged to operating expense during period                         127                  60
                                                                          --------------------  ------------------

Balance of allowance for loan losses at end of period                                     611                 262
                                                                          ====================  ==================

Ratio of net loans charged-off during the
   period to average loans outstanding                                                   .06%                .40%
                                                                          ====================  ==================


Other Income. Other income increased by $55,000 and $78,000 for the quarter and six months ended June 30, 2000, respectively, compared to the same period in 1999. The single most significant difference which affected both periods was increases of $65,000 and $84,000 in service charges on deposit accounts for 2000 and 1999, respectively.

Other Expenses. Other expenses increased by $137,000 and $219,000 for the three and six months ended June 30, 2000 as compared to the same period in 1999. The most significant increases in 2000 are increases of $111,000 in salaries and employee benefits and an increase of $141,000 in equipment and occupancy expenses for the six month period ended June 30, 2000. During the same period, other operating expenses decreased by $33,000. The increase in salaries and employee benefits for both the three and six month periods represents normal increases in salaries and an increase in the number of employees. At June 30, 2000, the number of full-time equivalent employees was 43 compared to 41 at June 30, 1999.

The increase in occupancy and equipment expenses for the six months ended June 30, 2000 is primarily attributable to increases in depreciation expense, property taxes, maintenance and rent which increased $20,000, $28,000, $6,000 and $8,000, respectively.

Income Taxes. Income tax expense increased by $84,000 and $92,000 for the quarter and six months ended June 30, 2000 as compared to 1999. The effective tax rate for 2000 and 1999 was 22% and 14%, respectively. The effective tax rate is significantly less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $157,000 and $209,000 for the three and six months ended June 30, 2000 as compared to the same period in 1999. The primary reason for the increase is the increase in net interest income and service charge income.

                           PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 22, 2000. A total of 302,371 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

         (a)  The following directors were elected:

              Directors                         For       Against       Abstain
              ---------                         ---       -------       -------

              George G. Andrews               302,371          -            -
              Dr. Gloria Campbell D'Hue       302,371          -            -
              J. Al Cochran                   302,371          -            -
              Keith E. Evans                  302,371          -            -
              Leon Goodrum                    302,371          -            -
              Agnes H. Harper                 302,371          -            -
              Charles W. Harrison             302,371          -            -
              Robert A. Holmes                302,371          -            -
              Moses M. Jones                  302,371          -            -
              Marian S. Jordan                302,371          -            -
              Kaneta R. Lott                  302,371          -            -
              Donald F. Marshall              302,371          -            -
              George C. Miller, Jr.           302,371          -            -
              Elvin Mitchell, Sr.             302,371          -            -
              Roy W. Sweat                    302,371          -            -
              William Thomas                  302,371          -            -
              Cordy T. Vivian                 302,371          -            -

         (b)  The Capitol City Bancshares, Inc. Stock Option Plan was approved.

                                       For       Against       Abstain
                                       ---       -------       -------

              Stock Option Plan      300,821       1,550           -

Item 6.  Exhibits and Reports on Form 8-K.

              (a)      Exhibits.

                       10.      Stock Option Plan.

                       27.      Financial Data Schedule.

              (b)      Reports on Form 8-K.

                       None.

                               SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CAPITOL CITY BANCSHARES, INC.




Date:  August 11, 2000                          /s/ George G. Andrews
       -------------------                    ---------------------------
                                              George G. Andrews
                                              President and Director




Date:  August 11, 2000                          /s/ Kevin M. Sharpe
       --------------------                   ---------------------------
                                              Kevin M. Sharpe
                                              Vice President and
                                              Chief Financial Officer