Form 10QSB
period 2000-09-30
CAPITOL CITY BANCSHARES INC
filed 2000-11-13
CIK 1070295

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2000
                                        --------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 000-25227

                         Capitol City Bancshares, Inc.
    -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2452995
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                 562 Lee Street, S.W., Atlanta, Georgia 30310
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 752-6067
                  ------------------------------------------
                        (Registrant's telephone number)

                                      N/A
  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 532,088.

Transitional Small Business Disclosure Format (Check One)  Yes       No    X
                                                               -----     -----

                                     INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information
         ---------------------

Item 1.       Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheet
                    as of September 30, 2000...................................3

                  Consolidated Statements of Income and
                    Comprehensive Income (Loss) for the Three and Nine
                    Months Ended September 30, 2000 and 1999...................4

                  Consolidated Statements of Cash Flows For The
                    Nine Months Ended September 30, 2000 and 1999..............5

                  Notes to Consolidated Financial Statements...................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8-12


Part II  Other Information
         -----------------

Item 6.       Exhibits and Reports on Form 8-K................................13

Signatures....................................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                                                                $          2,760,838
Federal funds sold                                                                                                  296,000
Securities available-for-sale, at fair value                                                                     18,402,110

Loans                                                                                                            41,650,697
Less allowance for loan losses                                                                                      622,645
                                                                                                       ---------------------
          Loans, net                                                                                             41,028,052
                                                                                                       ---------------------

Premises and equipment                                                                                            2,471,115
Other assets                                                                                                        845,101
                                                                                                       ---------------------

          Total assets                                                                                 $         65,803,216
                                                                                                       =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                                                             $         17,134,724
    Interest-bearing demand                                                                                       7,674,872
    Savings                                                                                                       4,124,502
    Time                                                                                                         29,239,841
                                                                                                       ---------------------
          Total deposits                                                                                         58,173,939
Note payable                                                                                                        183,500
Other liabilities                                                                                                   534,207
                                                                                                       ---------------------
          Total liabilities                                                                                      58,891,646
                                                                                                       ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                                                       3,192,528
    Capital surplus                                                                                               2,128,352
    Retained earnings                                                                                             1,898,303
    Accumulated other comprehensive loss                                                                           (307,613)
                                                                                                       ---------------------
          Total stockholders' equity                                                                              6,911,570
                                                                                                       ---------------------

          Total liabilities and stockholders' equity                                                   $         65,803,216
                                                                                                       =====================

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                   Three Months Ended                         Nine Months Ended
                                                                     September 30,                              September 30,
                                                    --------------------------------------- ----------------------------------------


                                                             2000                 1999              2000                 1999
                                                    -------------------  ------------------ -------------------- -------------------

Interest income
    Loans                                           $        1,175,508  $          799,293  $        3,232,109  $        2,088,301
    Taxable securities                                         109,840             126,501             336,298             460,166
    Nontaxable securities                                      103,260              97,000             307,747             273,000
    Federal funds sold                                          20,633              15,839              50,959              85,382
                                                    ------------------- ------------------- ------------------- -------------------
              Total interest income                          1,409,241           1,038,633           3,927,113           2,906,849
                                                    ------------------- ------------------- ------------------- -------------------

Interest expense
    Deposits                                                   481,438             384,206           1,341,878           1,109,382
    Other borrowings                                             4,144                   0               9,746                   0
                                                    ------------------- ------------------- ------------------- -------------------
                                                               485,582             384,206           1,351,624           1,109,382
                                                    ------------------- ------------------- ------------------- -------------------

              Net interest income                              923,659             654,427           2,575,489           1,797,467
Provision for loan losses                                            0              55,000             126,742             115,000
                                                    ------------------- ------------------- ------------------- -------------------
              Net interest income after provision
                for loan losses                                923,659             599,427           2,448,747           1,682,467
                                                    ------------------- ------------------- ------------------- -------------------

Other income
    Service charges on deposit accounts                        373,638             326,189           1,024,152             869,953
    Other operating income                                      28,761              42,445              65,639             106,349
    Loss on sale of securities available-for-sale                    0                   0              (1,353)                  0
                                                    ------------------- ------------------- ------------------- -------------------
              Total other income                               402,399             368,634           1,088,438             976,302
                                                    ------------------- ------------------- ------------------- -------------------

Other expenses
    Salaries and employee benefits                             411,579             343,915           1,160,496             981,898
    Occupancy and equipment expenses                           159,964             137,962             464,117             355,652
    Other operating expenses                                   263,207             225,875             789,020             729,657
                                                    ------------------- ------------------- ------------------- -------------------
              Total other expenses                             834,750             707,752           2,413,633           2,067,207
                                                    ------------------- ------------------- ------------------- -------------------

              Net income before income taxes                   491,308             260,309           1,123,552             591,562

Income tax expense                                             169,910              71,875             309,379             119,360
                                                    ------------------- ------------------- ------------------- -------------------

              Net income                                       321,398             188,434             814,173             472,202
                                                    ------------------- ------------------- ------------------- -------------------

Other comprehensive income (loss)
    Unrealized gains (losses) on securities
       available-for-sale arising during period,
       net of tax                                              142,411             (87,920)            121,940            (453,557)
    Reclassification adjustment for losses realized
       in net income, net of tax                                     0                   0                 893                   0
                                                    ------------------- ------------------- ------------------- -------------------
              Other comprehensive income (loss)                142,411             (87,920)            122,833            (453,557)
                                                    ------------------- ------------------- ------------------- -------------------

    Comprehensive income                            $          463,809  $          100,514  $          937,006  $           18,645
                                                    =================== =================== =================== ===================

Basic earnings per common share                     $             0.60  $             0.35  $             1.53  $             0.89
                                                    =================== =================== =================== ===================

Diluted earnings per common share                   $             0.54  $             0.35  $             1.38  $             0.89
                                                    =================== =================== =================== ===================

Cash dividends per share of common stock            $                0  $                0  $             0.10  $                0
                                                    =================== =================== =================== ===================

The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                 2000                       1999
                                                                         ----------------------    ------------------------
OPERATING ACTIVITIES
    Net income                                                           $             814,173     $               472,202
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                   171,378                     134,806
        Provision for loan losses                                                      126,742                     115,000
        Realized loss on sale of securities                                              1,353                           0
        Other operating activities                                                     (41,755)                     43,388
                                                                         ----------------------    ------------------------

              Net cash provided by operating activities                              1,071,891                     765,396
                                                                         ----------------------    ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                      (1,792,439)                 (6,642,549)
    Proceeds from sale of securities available-for-sale                                223,621                           0
    Proceeds from maturities of securities available-for-sale                        1,488,317                   5,895,943
    Net decrease in Federal funds sold                                                 244,000                   2,741,000
    Net increase in loans                                                           (7,805,525)                 (8,551,571)
    Purchase of premises and equipment                                                (165,967)                   (210,565)
                                                                         ----------------------    ------------------------

              Net cash used in investing activities                                 (7,807,993)                 (6,767,742)
                                                                         ----------------------    ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                         7,103,414                   6,509,726
    Proceeds from note payable                                                          86,200                           0
    Repayment of note payable                                                          (18,175)                          0
    Payment of dividends                                                               (53,209)                          0
                                                                         ----------------------    ------------------------

              Net cash provided by financing activities                              7,118,230                   6,509,726
                                                                         ----------------------    ------------------------

Net increase in cash and due from banks                                                382,128                     507,380

Cash and due from banks, beginning of period                                         2,378,710                   2,136,219
                                                                         ----------------------    ------------------------

Cash and due from banks, end of period                                   $           2,760,838     $             2,643,599
                                                                         ======================    ========================

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

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3.   EARNINGS PER COMMON SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share for the periods ended September 30, 2000 and 1999.

                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                    ----------------------------- ----------------------------
                                                         2000            1999          2000           1999
                                                    --------------  ------------- ------------- --------------
   Net income                                        $    321,398    $   188,434   $   814,173   $    472,202
                                                     =============   ============  ============  =============

   Weighted average common shares outstanding             532,088        532,088       532,088        532,088
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using the average market price for the period        58,082              -        56,826              -
                                                     -------------   ------------  ------------  -------------

   Total weighted average common shares and
      common stock equivalents outstanding                590,170        532,088       588,914        532,088
                                                     =============   ============  ============  =============

   Diluted earnings per share                        $       0.54    $      0.35   $      1.38   $       0.89
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

FINANCIAL CONDITION

Total assets increased from $57.6 million to $65.8 million, or 14.3% for the nine months ended September 30, 2000. The increase in total assets in 2000 is slightly above the 13.6% growth for the same period in 1999. The growth in both years continues to be funded by increases in total deposits, which increased by $7.1 million and $6.5 million, respectively. The net increase in total assets for the nine months ended September 30, 2000 consisted primarily of an increase of $7.8 million in total loans and a decrease of $1.8 million in cash and due from banks. The loan to deposit ratio at September 30, 2000 was 72% compared to 63% at September 30, 1999. Total loans have increased by $11.4 million since September 30, 1999 which for the same period, total deposits have increased by $10.3 million.

Stockholders' equity increased by $884,000 for the nine months ended September 30, 2000. This net increase consists of net income of $814,000 less dividends paid of $53,000 and a recovery of unrealized losses on securities of $123,000.

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

At September 30, 2000, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 26.63% at September 30, 2000.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require the Company and Bank to maintain minimum capital levels in relation to assets. At September 30, 2000, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2000 are as follows:

                                                                                                         Regulatory
                                                                                                           Minimum
                                                           Company                  Bank                 Requirement
         Leverage Capital Ratio                             11.27%                11.45%                   4.00%
         Risk-Based Capital Ratios
                 Core Capital                               14.06%                14.28%                   4.00%
                 Total Capital                              15.28%                15.49%                   8.00%

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $269,000 and $778,000 for the three and nine month periods ended September 30, 2000, respectively, compared to the same period in 1999. The increase in net interest income for both periods ended September 30, 2000 is attributable to an increase in earning assets of $11.7 million as compared to September 30, 1999. As noted above, loans increased during this period by $11.4 million, which generally provide greater yields to the Company. The net yield on total loans for the nine months ended September 30, 2000 was approximately 11.13%. During this same period, total deposits increased by $10.3 million, which included an increase of $6.4 million in interest-bearing deposits and an increase of $3.9 million in non-interest bearing deposits. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin improved to 6.07% at September 30, 2000 as compared to 5.11% at September 30, 1999.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $127,000 was made during the nine month period ending September 30, 2000 based upon this evaluation process as compared to $115,000 for the same period in 1999. The allowance for loan loss as a percentage of total loans was 1.49% at September 30, 2000 compared to .69% at September 30, 1999. Management believes the allowance for loan loss at September 30, 2000 is adequate to meet any future losses in the loan portfolio. The increase in the provision for the nine months ended September 30, 2000 as compared to 1999 reflects the overall increase in loans, the increase in past due loans over 90 days, and the volume of charge-offs recognized in recent years. There was no provision recognized for the three months ended September 30, 2000 due primarily to a decrease of $194,000 in net charge-offs. The increase in past due loans does not represent significant losses due to the Bank's collateral position in most of these loans. There were no nonperforming loans as of September 30, 2000.

At September 30, 2000 and 1999, nonaccrual, past due, and restructured loans were as follows:

                                                                       September 30,         September 30,
                                                                           2000                  1999
                                                                      ---------------     ----------------
                                                                             (Dollars in thousands)
         Total nonaccruing loans                                       $         -           $         -
         Loans contractually past due ninety days
           or more as to interest or principal
           payments and still accruing                                         336                    45
         Restructured loans                                                      -                     -

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

Information regarding certain loans and allowance for loan loss data through September 30, 2000 and 1999 is as follows:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                          ----------------------------------------
                                                                                   2000                 1999
                                                                          --------------------  ------------------
                                                                                  (Dollars in thousands)
Average amount of loans outstanding                                       $            38,708    $         21,391
                                                                          ====================  ==================

Balance of allowance for loan losses at beginning of period               $               508    $            300
Loans charged off
   Commercial and financial                                                                (7)                (31)
   Real estate                                                                            (34)                (53)
   Installment                                                                            (58)               (185)
                                                                          --------------------  ------------------
                                                                                          (99)               (269)
                                                                          --------------------  ------------------
Loans recovered
   Commercial and financial                                                                 3                   9
   Real estate                                                                              9                   -
   Installment                                                                             75                  53
                                                                          --------------------  ------------------
                                                                                           87                  62
                                                                          --------------------  ------------------

Net charge-offs                                                                           (12)               (207)
                                                                          --------------------  ------------------

Additions to allowance charged to operating expense during period                         127                 115
                                                                          --------------------  ------------------

Balance of allowance for loan losses at end of period                                     623                 208
                                                                          ====================  ==================

Ratio of net loans charged-off during the
   period to average loans outstanding                                                 (.03)%              (.97)%
                                                                          ====================  ==================

Other Income. Other income increased by $34,000 and $112,000 for the three and nine months ended September 30, 2000, respectively, compared to the same period in 1999. The single most significant difference which affected both periods was increases of $47,000 and $154,000 in service charges on deposit accounts for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

Other Expenses. Other expenses increased by $127,000 and $346,000 for the three and nine months ended September 30, 2000 as compared to the same period in 1999. The most significant increases in 2000 are increases of $179,000 in salaries and employee benefits and an increase of $108,000 in equipment and occupancy expenses for the nine month period ended September 30, 2000. During the same period, other operating expenses increased by $59,000. The increase in salaries and employee benefits for both the three and nine month periods represents normal increases in salaries and an increase in the number of employees. At September 30, 2000, the number of full-time equivalent employees was 42 compared to 35 at September 30, 1999.

The increase in occupancy and equipment expenses for the nine months ended September 30, 2000 is primarily attributable to increases in depreciation expense, property taxes, maintenance and rent which increased $31,000, $24,000, $34,000 and $10,000, respectively. The increase in other operating expenses was not due to any one significant item.

Income Taxes. Income tax expense increased by $98,000 and $190,000 for the three and nine months ended September 30, 2000 as compared to 1999. The effective tax rate for 2000 and 1999 was 28% and 20%, respectively. The effective tax rate has been significantly less than the statutory tax rate due to nontaxable interest income on securities. Beginning in the third quarter of 2000, the Company began accruing for state income taxes. In prior years, the Company has not paid state income taxes due to state net operating loss carryforwards.

Net Income. Net income increased by $133,000 and $342,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. The primary reason for the increase is the increase in net interest income and service charge income.

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

                                              CAPITOL CITY BANCSHARES, INC.

Date:  November 10, 2000                      /s/ George G. Andrews
       ------------------                   ------------------------------------
                                            George G. Andrews
                                            President and Director

Date:  November 10, 2000                      /s/ Kevin M. Sharpe
       ------------------                   ------------------------------------
                                            Kevin M. Sharpe
                                            Vice President and
                                            Chief Financial Officer