Form 10KSB
period 2000-12-31
CAPITOL CITY BANCSHARES INC
filed 2001-04-02
CIK 1070295

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         COMMISSION FILE NO. 000-25227

                         CAPITOL CITY BANCSHARES, INC.
               ------------------------------------------------
               (Exact Name of Bank as Specified in its Charter)

                             A GEORGIA CORPORATION
        --------------------------------------------------------------
        (State or Other Jurisdiction of Incorporation or Organization)

                                  58-1994305
                       ---------------------------------
                       (IRS Employer Identification No.)

562 Lee Street, S.W.
Atlanta, Georgia                                               30311
---------------------------                                  ----------
(Address of Principal Office)                                (Zip Code)

                                (404) 752-6067
                  -------------------------------------------
                  (Bank's Telephone No., Including Area Code)

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

       The Registrant's revenues for its most recent fiscal year ended December 31, 2000 were $6,918,014.00.

       The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 6, 2001, was $3,511,780.00. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price, as of a specified date within the past 60 days prior to the date of filing. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

       The number of shares outstanding of the Registrant's common stock as of March 6, 2001, was 532,088 shares.

       DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

                         CAPITOL CITY BANCSHARES, INC.

                         ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


 Item                                                                         Page
Number                                                                       Number
------                                                                       ------

                                    PART I
 1.   Description of Business..................................................  3
 2.   Description of Property.................................................. 16
 3.   Legal Proceedings........................................................ 17
 4.   Submission of Matters to a Vote of Security Holders...................... 17


                                   PART II
 5.   Market for Registrant's Common Stock and Related Security Holder Matters. 17
 6.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................... 19
 7.   Consolidated Financial Report............................................ 35
 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................. 58

                                    PART III
 9.   Directors and Principal Officers of the Registrant....................... 58
10.   Executive Compensation................................................... 61
11.   Security Ownership of Certain Beneficial Owners and Management........... 64
12.   Certain Relationships and Related Transactions........................... 66

                                    PART IV
13.  Exhibits and Reports on Form 8-K.......................................... 67

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

     As of December 31, 2000, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

Bank Operations.
---------------

     Capitol City Bancshares, Inc.
     -----------------------------

     Capitol City Bancshares, Inc. (the "Company") owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

     Capitol City Bank and Trust Company
     -----------------------------------

     The Bank's main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space.

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

Employees
---------

     As of December 31, 2000, the Company had 40 full-time employees and 11 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

     As of December 31, 2000, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 13.56% and 14.81%, respectively. For a more detailed analysis of the Company and the Bank's regulatory requirements see Note 12 to the Notes to Consolidated Financial Statements.

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

     The Gramm-Leach-Bliley Act of 1999
     ----------------------------------

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

     There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria.
The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

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

     Expansion through Branching, Merger or Consolidation.
     ----------------------------------------------------

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

     To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2000, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2000.

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

ITEM FOUR. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------  ---------------------------------------------------

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM FIVE.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
---------   --------------------------------------------------------------------
MATTERS.
-------

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

==============================================
      YEAR           HIGH SELLING  LOW SELLING
                        PRICE         PRICE
----------------------------------------------
2000
First Quarter           $11.00       $12.00
----------------------------------------------
Second Quarter          $11.00       $12.00
----------------------------------------------
Third Quarter           $11.00       $12.00
----------------------------------------------
Fourth Quarter          $10.00       $12.00
----------------------------------------------
1999
First Quarter           $12.50       $10.00
----------------------------------------------
Second Quarter          $12.50       $10.00
----------------------------------------------
Third Quarter           $12.50       $10.00
----------------------------------------------
Fourth Quarter          $12.50       $10.00
==============================================

As of December 31, 2000, the Company had approximately 1,182 shareholders of record of the Company's common stock.

     Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in the first quarter of 2000 of $.10 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion is to focus on information about our financial condition and results of operations which are not otherwise apparent from the consolidated financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

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

Summary

During 2000, we experienced significant growth in total assets, total interest-earning assets, and total deposits. As of December 31, 2000, we reported total assets of $72.3 million, an increase of 25.6% over 1999. Total interest-earning assets and total deposits increased by $14.1 million, or 26.9% and $13.1 million, or 25.7%, respectively, as of December 31, 2000. Net income increased $448,000 for the year ended December 31, 2000 from $512,000 in 1999 to $966,000 in 2000.

                        Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of Federal funds sold, securities available-for-sale, monthly amortizing loans, and the repayment of maturing single payment loans. We also maintain relationships with correspondent banks which can provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 2000, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available-for-sale, selling participations in loans and accessing available funds through various borrowing arrangements.

At December 31, 2000, our capital to asset ratio was considered adequate based on guidelines established by the regulatory authorities. During 2000, our total equity increased by $1.2 million. This increase consists of net income of $966,000 and decreases in unrealized losses on securities available-for-sale, net of tax, of $277,000. We have not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale. At December 31, 2000, our total capital amounted to approximately $7,218,000 and we are considered well-capitalized based on regulatory requirements.

We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

                                 BALANCE SHEETS

Total assets increased approximately $14.7 million or 25.6% from 1999 to 2000 compared to an increase of $9.7 million for the year ended December 31, 1999. The majority of the increase in assets is the increase in total loans of $9.9 million, or an increase of 29.2%. The majority of the increase in loans was an increase in loans secured by real estate of $6.5 million.

The increase in assets and loans was funded primarily by an increase in deposits of $13.1 million or 25.7% as compared to a $9.7 million increase in 1999. The net increase was made up of an increase in noninterest-bearing demand deposits of $3.6 million and an increase in interest-bearing deposits of $9.5 million. Time deposits of $100,000 or more increased during this same time period by $4.1 million, to $19.2 million. Noninterest-bearing deposits accounted for 29% and 30% of total deposits at December 31, 2000 and 1999. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin, which typically results in greater net profits.

We continue to explore opportunities to expand our operations through mergers and acquisitions. We anticipate the opening of our Albany, Georgia branch location in the late second or early third quarter of 2001. Based on our analysis and study of potential markets, we believe that this will be a tremendous opportunity for us to continue to serve the local market and continue to grow our Company.

Average total assets increased $9.9 million from 1999 to 2000. Average interest-earning assets increased $10.6 million from 1999 to 2000, including an increase in average loans of $11.8 million. Average interest-bearing liabilities increased during the same period by $7.0 million from $33.2 million to $40.2 million. These increases in average balances for the year ended December 31, 2000 reflect steady and consistent growth during the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, continue to include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

We constantly attempt to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of our borrowers and monitoring the borrower's financial position. Also, we periodically review our lending policies and procedures to insure that we are complying with external rules and regulations as well as internal expectations. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of our statutory capital and unsecured loan relationships that exceed 15% of statutory capital.

                             RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by average earning assets. Interest-earning assets consist of interest-bearing deposits in banks, loans, securities, and Federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits and notes payable.

The yield on interest-earning assets increased by 103 basis points to 9.17% in 2000, as compared to 8.14% in 1999. The net yield on average interest-earning assets increased 87 basis points to 5.94% during 2000 from 5.07% during 1999. The yield on interest-bearing liabilities increased only 25 basis points to 4.76% in 2000 compared to 4.51% in 1999. The increase in the yield on interest-earning assets and the net yield on average interest-earning assets is primarily the result of the increase in yield on loans, which increased by 71 basis points combined with the overall increase in loan volume. Average loans represented 67% and 57% of total interest-earning assets at December 31, 2000 and 1999, respectively. The net effect on net interest income was an increase of $1.0 million, or 42.6% as compared to 1999. As mentioned earlier, the volume of noninterest-bearing deposits also greatly contributed to the increase in net interest income.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, peer group averages, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased for the year ended December 31, 2000 from $339,000 to $187,000, or by $152,000.

Total loan charge-offs decreased by 55% from $263,000 in 1999 to $119,000 for the year ended 2000, while recoveries decreased from $133,000 to $102,000 resulting in net charge-offs of $16,000 and $130,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in net charge-offs of $114,000 resulted in a net charge-off to average loans ratio of .04% in 2000 as compared to .47% in 1999.

Our allowance for loan loss was $679,000 at December 31, 2000 compared to $508,000 at December 31, 1999. The allowance as a percentage of total loans increased to 1.55% in 2000 as compared to 1.50% in 1999. As of December 31, 2000, there were only $7,000 of impaired loans. At December 31, 1999, there were no impaired or nonaccrual loans. Due to the overall improvement in net charge-offs, minimal amount of impaired loans and consideration of an increase in past due loans over 90 days of $561,000, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2000.

Other income increased $139,000 or 10.5% in 2000 compared to an increase of $166,000 in 1999. These increases continue to consist primarily of increases in service charges on deposit accounts of $111,000 and $254,000, respectively. The increase in service charges on deposit accounts results from the growth in the number of deposit accounts. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 72% and 63% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2000 and 1999, respectively.

Other expenses increased $627,000 or 21.7% during 2000 compared to $542,000 in 1999. The change is due partially to an increase in salaries and employee benefits of $269,000. The increase in salaries and employee benefits is due to increases in overall employee salaries, benefits, profit sharing contributions and annual increases. The number of employees only increased in 2000 to 41 from
39. Other operating expenses increased $442,000 in 2000 as compared to $198,000 in 1999. The Bank, since its inception, has been a high volume, consumer oriented bank. This strategy has proved beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The two most significant increases in other expenses were increases of $66,000 and $126,000 in computer expenses and other losses, respectively. Both categories, as are many of the other expenses, are directly related to the loan and deposit activity. Typically, as volume increases, there is an incremental increase in these many individual expense items. Other losses include operational losses related primarily to deposit accounts. Although the amount of other loses for the year ended December 31, 2000 were higher than expected, the losses are not unusual and considered a cost of operating a high volume consumer bank.

During 2000, we recognized income tax expense of $337,000 compared to $73,000 in 1999. The effective tax rate was 26% and 13% for the years ended December 31, 2000 and 1999, respectively. We continue to invest in tax-free securities as a means of maximizing our tax expense.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the security portfolio; the loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and risk elements; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

                                                  Years Ended December 31,
                                                        2000      1999
                                                      -------   -------
                                                   (Dollars in Thousands)
       ASSETS

Cash and due from banks                               $ 2,414   $ 2,820
Taxable securities                                      8,680     9,706
Nontaxable securities                                   9,698     9,257
Unrealized losses on securities available-for-sale       (649)     (170)
Federal funds sold                                      1,341     1,933
Loans (2)(3)                                           39,684    27,927
Allowance for loan losses                                (567)     (266)
Other assets                                            3,651     3,170
                                                      -------   -------
                                                      $64,252   $54,377
                                                      =======   =======

Total interest-earning assets                         $59,403   $48,823
                                                      =======   =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand                           $16,726   $14,595
 Interest-bearing demand and savings                   11,776     9,153
 Time                                                  28,239    23,995
                                                      -------   -------
  Total deposits                                       56,741    47,743
Note payable                                              165        70
Other liabilities                                         726       402
                                                      -------   -------
  Total liabilities                                    57,632    48,215
                                                      -------   -------
Stockholders' equity (4)                                6,620     6,162
                                                      -------   -------
                                                      $64,252   $54,377
                                                      =======   =======

 Total interest-bearing liabilities                   $40,180   $33,218
                                                      =======   =======

(1)  Average balances were determined using the daily average balances.
(2) Nonaccrual loans of $6,000 and $5,000 are included in the average balances of loans for 2000.
     and 1999, respectively.
(3)  Loans are net of deferred loan fees and unearned interest.
(4) Includes net unrealized losses on securities available-for-sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                               Years Ended December 31,
                                               2000                1999
                                               ----                ----
                                                   Average             Average
                                         Interest   Rate     Interest   Rate
                                         --------  -------   --------  -------
                                                 (Dollars in Thousands)

INTEREST INCOME:
 Interest on loans(1)                      $4,446    11.20%    $2,929    10.49%
 Interest on taxable securities               504     5.81        545     5.62
 Interest on nontaxable securities(2)         412     4.25        398     4.30
 Interest on Federal funds sold                84     6.26        101     5.23
                                           ------              ------
 Total interest income                     $5,446     9.17     $3,973     8.14
                                           ------              ------

INTEREST EXPENSE:
 Interest on interest-bearing demand
  and savings deposits                        383     3.25        271     2.96
 Interest on time deposits                  1,521     5.39      1,222     5.09
 Interest on note payable                      14     8.48          6     7.89
                                           ------              ------
 Total interest expense                    $1,918     4.77     $1,499     4.51
                                           ------              ------

NET INTEREST INCOME                        $3,528              $2,474
                                           ======              ======

 Net interest spread                                  4.40%               3.63%
                                                     =====              ======
 Net yield on average interest-earning assets         5.94%               5.07%
                                                     =====              ======

(1) Interest on loans includes approximately $359,000 and $275,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively.

(2) Yields on nontaxable securities are not presented on a tax-equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                        2000 vs. 1999
                                                        Changes Due To:
                                                        ---------------
                                                                    Increase
                                                   Rate   Volume   (Decrease)
                                                  ------  -------  ----------
                                                     (Dollars in Thousands)
  Increase (decrease) in:
     Interest on loans                             $210   $1,307      $1,517
     Interest on taxable securities                  18      (59)        (41)
     Interest on nontaxable securities               (5)      19          14
     Interest on Federal funds sold                  39      (56)        (17)
                                                   ----   ------      ------
          Total interest income                     262    1,211       1,473
                                                   ====   ======      ======

     Interest on interest-bearing
      demand and savings deposits                    29       83         112
     Interest on time deposits                       75      224         299
     Interest on note payable                         -        8           8
                                                   ----   ------      ------
          Total interest expense                    104      315         419
                                                   ----   ------      ------

          Net interest income                      $158   $  896      $1,054
                                                   ====   ======      ======

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories deposited by individuals and corporations in our primary market area.

Our asset/liability mix is monitored on a regular basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is our intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2000, our cumulative one year interest rate sensitivity gap ratio was 104%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slightly faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                            After     After
                                            Three      One
                                           Months    Year But
                                 Within      But      Within    After
                                  Three    Within      Five     Five
                                 Months   One Year    Years     Years    Total
                                 -------  ---------  --------  -------  -------
                                              (Dollars in Thousands)
                                 ----------------------------------------------

Interest-earning assets:
 Interest-bearing deposits       $     5   $    --    $    --  $    --  $     5
 Federal funds sold                1,689        --         --       --    1,689
 Securities                        6,829       374      6,168    7,642   21,013
 Loans                            25,666     4,274     10,309    3,499   43,748
                                 -------   -------    -------  -------  -------
                                 $34,189   $ 4,648    $16,477  $11,141  $66,455
                                 -------   -------    -------  -------  -------

Interest-bearing liabilities:
 Interest-bearing demand
  deposits and savings            12,802        --         --       --   12,802
 Certificates, less than
   $100,000                        3,632     5,385      2,795    1,596   13,408
 Certificates, $100,000
   and over                        9,158     6,338      2,124    1,606   19,226
 Note payable                        184        --         --       --      184
                                 -------   -------    -------  -------  -------
                                 $25,776   $11,723    $ 4,919  $ 3,202  $45,620
                                 -------   -------    -------  -------  -------

Interest rate sensitivity gap    $ 8,413   $(7,075)   $11,558  $ 7,939  $20,835
                                 =======   =======    =======  =======  =======

Cumulative interest rate
 sensitivity gap                 $ 8,413   $ 1,338    $12,896  $20,835
                                 =======   =======    =======  =======

Interest rate sensitivity
 gap ratio                          1.33       .40       3.35     3.48
                                 =======   =======    =======  =======

Cumulative interest rate
 sensitivity gap ratio              1.33      1.04       1.30     1.46
                                 =======   =======    =======  =======

The table above indicates that we are within our target range and asset sensitive. The effect on us of being asset sensitive is that in a rising interest rate environment, the interest-bearing assets will reprice more rapidly than interest-earning liabilities, therefore having a positive effect on net interest income. In a decreasing interest rate environment, an asset sensitive position would negatively affect net interest income.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category. These deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 68% of the loan portfolio is comprised of loans that mature or reprice within one year.

                              SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

                                            December 31,
                                           2000     1999
                                         -------  -------
                                      (Dollars in Thousands)

U.S. Treasury and government agencies    $11,307  $ 8,132
State and municipal securities             9,620    9,831
Federal Home Loan Bank stock                  86        -
                                         -------  -------
                                         $21,013  $17,963
                                         =======  =======

Maturities

The amounts of debt securities in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

                               U.S. Treasury and       State and
                               Government Agencies     Municipal

                                Amount   Yield (1)  Amount  Yield (1)
                                -------  ---------  ------  ---------
                                       (Dollars in Thousands)

One year or less                $   250      7.25%  $  381      4.35%
After one through five years      4,485      6.20    2,071      5.71
After five through ten years         --        --    6,192      4.98
Greater than ten years            6,572      6.89      976      4.74
                                -------             ------
                                $11,307      6.62%  $9,620      5.09%
                                =======             ======

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.


                                 LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

                               December 31,
                              2000     1999
                              ----     ----
                           (Dollars in Thousands)

Commercial                  $13,579  $10,716
Real estate-construction      1,972    1,465
Real estate-mortgage         23,395   17,513
Consumer                      4,629    3,981
Other                           173      294
                            -------  -------
                            $43,748  $33,969
                            =======  =======

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2000 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

                                      Dollars in Thousands
One year or less                             $14,710
After one through five years                  18,450
After five years                              10,742
                                             -------
                                             $43,902
                                             =======

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost.

The following table summarizes loans at December 31, 2000 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

                                             Dollars in Thousands
Predetermined interest rates                          $11,875
Floating or adjustable interest rates                  17,317
                                                      -------
                                                      $29,192
                                                      =======

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                      December 31,
                                                                    2000        1999
                                                                 ----------  ----------
                                                                 (Dollars in Thousands)
Loans accounted for on a nonaccrual basis                             $   7       $  --

Installment loans and term loans contractually
     past due ninety days or more as to interest
     or principal payments and still accruing                           580          19

Loans, the terms of which have been renegotiated
     to provide a reduction or deferral of interest or
     principal because of deterioration in the financial
     position of the borrower                                            --          --

Loans now current about which there are serious doubts
     as to the ability of the borrower to comply with present
     loan repayment terms                                                --          --

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

There was no significant reduction in interest income associated with nonaccrual and renegotiated loans for the years ended December 31, 2000 and 1999.

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

Commitments and Lines of Credit

In the ordinary course of business, we have entered into off balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. We use the same credit policies for these off balance sheet financial instruments as we do for instruments that are recorded in the financial statements.

Following is an analysis of the significant off balance sheet financial instruments at December 31, 2000 and 1999.

                                 2000    1999
                                ------  ------
                             (Dollars in Thousands)

Commitments to extend credit    $6,373  $4,546
Standby letters of credit           72      62
                                ------  ------
                                $6,445  $4,608
                                ======  ======

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

                        SUMMARY OF LOAN LOSS EXPERIENCE

The provision for loan losses is created by direct charges to operations.
Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are: composition of the loan portfolio, evaluation of possible future losses, current economic conditions, past experience, and other relevant factors. The allowance for loan losses is reviewed periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the allowance for loan losses to specific categories of loans; therefore, no allocations are presented.

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                    Years Ended December 31,
                                                         2000      1999
                                                       -------   -------
                                                     (Dollars in Thousands)

Average balance of loans outstanding                   $39,684   $27,927
                                                       =======   =======

Balance of allowance for loan losses at
  beginning of year                                        508       299
                                                       -------   -------

Charge-offs:
 Installment                                               (70)     (173)
 Commercial                                                (14)      (37)
 Real estate                                               (34)      (53)
                                                       -------   -------
                                                          (118)     (263)
                                                       -------   -------
Recoveries:
 Installment                                                89       108
 Commercial                                                  4        25
 Real estate                                                 9         -
                                                       -------   -------
                                                           102       133
                                                       -------   -------

Net charge-offs                                            (16)     (130)
                                                       -------   -------

Addition to allowance charged to operating expenses        187       339
                                                       -------   -------

Balance of allowance for loan losses                   $   679   $   508
                                                       =======   =======

Ratio of net loan charge-offs to average loans            0.04%     0.47%
                                                       =======   =======

                                    DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

                                         Years Ended December 31,
                                             2000           1999
                                             ----           ----
                                       Amount   Rate   Amount   Rate
                                       -------  ----   -------  ----
(Dollars in Thousands)

Noninterest-bearing demand             $16,726    --%  $14,595    --%
Interest-bearing demand and savings     11,776  3.25     9,153  2.96
Time deposits                           28,239  5.39    23,995  5.09
                                       -------         -------
 Total                                 $56,741  4.76   $47,743  4.50
                                       =======         =======

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2000 for the periods indicated.

                                           (Dollars in Thousands)
Three months or less                               $ 9,158
Over three through twelve months                     6,338
Over twelve months                                   3,730
                                                   -------
     Total                                         $19,226
                                                   =======

                          RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders' equity to assets ratio for the years indicated.

                                            Year Ended December 31,
                                            -----------------------
                                              2000            1999
                                             -----            -----

   Return on assets (1)                       1.50%            .89%
   Return on equity (2)                      14.59            8.49
   Dividend payout (3)                        5.49              --
   Equity to assets (4)                      10.30           10.47

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.
----------------------------------------------------


                         CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2000



                               TABLE OF CONTENTS
                               -----------------

                                                            Page
                                                            ----

INDEPENDENT AUDITOR'S REPORT..............................    36

FINANCIAL STATEMENTS

  Consolidated balance sheets.............................    37
  Consolidated statements of income.......................    38
  Consolidated statements of comprehensive income (loss)..    39
  Consolidated statements of stockholders' equity.........    40
  Consolidated statements of cash flows...................    41
  Notes to consolidated financial statements.............. 42-57


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Capitol City Bancshares, Inc. and Subsidiary
Atlanta, Georgia


          We have audited the accompanying consolidated balance sheets of Capitol City Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capitol City Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
March 13, 2001

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


                              Assets                                         2000                   1999
                              ------                                      -----------            -----------
Cash and due from banks                                                   $ 3,082,283            $ 2,378,710
Interest-bearing deposits in banks                                              5,015                      -
Federal funds sold                                                          1,689,000                540,000
Securities available-for-sale                                              21,012,987             17,963,043

Loans                                                                      43,747,636             33,857,305
Less allowance for loan losses                                                678,530                508,036
                                                                          -----------            -----------
          Loans, net                                                       43,069,106             33,349,269
                                                                          -----------            -----------

Premises and equipment                                                      2,463,032              2,476,526
Other assets                                                                  978,828                864,160
                                                                          -----------            -----------

          Total assets                                                    $72,300,251            $57,571,708
                                                                          ===========            ===========

            Liabilities and Stockholders' Equity
            ------------------------------------

Deposits
    Noninterest-bearing                                                   $18,760,087            $15,135,688
    Interest-bearing                                                       45,435,970             35,934,837
                                                                          -----------            -----------
          Total deposits                                                   64,196,057             51,070,525
Note payable                                                                  183,500                115,475
Other liabilities                                                             702,986                357,936
                                                                          -----------            -----------
          Total liabilities                                                65,082,543             51,543,936
                                                                          -----------            -----------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $6; 5,000,000  shares
        authorized, 532,088 issued and outstanding                          3,192,528              3,192,528
    Capital surplus                                                         2,128,352              2,128,352
    Retained earnings                                                       2,050,408              1,137,338
    Accumulated other comprehensive loss                                     (153,580)              (430,446)
                                                                          -----------            -----------
          Total stockholders' equity                                        7,217,708              6,027,772
                                                                          -----------            -----------

          Total liabilities and stockholders' equity                      $72,300,251            $57,571,708
                                                                          ===========            ===========

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                         2000         1999
                                                      ----------   ----------
Interest income
    Loans                                             $4,445,951   $2,928,759
    Taxable securities                                   503,902      545,067
    Nontaxable securities                                411,886      397,817
    Federal funds sold                                    83,825      101,215
                                                      ----------   ----------
          Total interest income                        5,445,564    3,972,858
                                                      ----------   ----------

Interest expense
    Deposits                                           1,904,067    1,493,401
    Other borrowings                                      13,966        5,547
                                                      ----------   ----------
          Total interest expense                       1,918,033    1,498,948
                                                      ----------   ----------

          Net interest income                          3,527,531    2,473,910
Provision for loan losses                                186,742      339,000
                                                      ----------   ----------
          Net interest income after provision
              for loan losses                          3,340,789    2,134,910
                                                      ----------   ----------

Other income
    Service charges on deposit accounts                1,367,403    1,256,623
    Other fees and commissions                            66,521       58,450
    Net realized gains (losses) on sale of securities     (1,353)         149
    Other operating income                                39,879       17,912
                                                      ----------   ----------
          Total other income                           1,472,450    1,333,134
                                                      ----------   ----------

Other expenses
    Salaries and employee benefits                     1,624,727    1,355,865
    Equipment expenses                                   422,088      335,436
    Occupancy expenses                                   204,877      214,081
    Other operating expenses                           1,258,040      977,423
                                                      ----------   ----------
          Total other expenses                         3,509,732    2,882,805
                                                      ----------   ----------

          Income before income taxes                   1,303,507      585,239

Income tax expense                                       337,228       73,349
                                                      ----------   ----------

          Net income                                  $  966,279   $  511,890
                                                      ==========   ==========

Basic earnings per share                              $     1.82   $     0.96
                                                      ==========   ==========

Diluted earnings per share                            $     1.77   $     0.95
                                                      ==========   ==========

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             2000        1999
                                                                          ----------  ---------
Net income                                                                $  966,279  $ 511,890
                                                                          ----------  ---------
Other comprehensive income (loss):

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains (losses) arising during period, net
            of tax (benefits) of $142,169 and $(274,542), respectively       275,973   (532,932)

         Reclassification adjustment for (gains) losses realized
            in net income, net of  tax (benefits) of $(460) and $51,
            respectively                                                         893        (98)
                                                                          ----------  ---------
Other comprehensive income (loss)                                            276,866   (533,030)
                                                                          ----------  ---------
Comprehensive income (loss)                                               $1,243,145  $ (21,140)
                                                                          ==========  =========

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                Accumulated
                                                 Common Stock                                      Other          Total
                                          -----------------------   Capital       Retained     Comprehensive   Stockholders'
                                            Shares     Par Value    Surplus       Earnings     Income (Loss)      Equity
                                          -----------  ----------  ----------  -------------   -------------   -------------

Balance, December 31, 1998                    532,088  $3,192,528  $2,128,352     $  625,448       $ 102,584   $6,048,912
   Net income                                       -           -           -        511,890               -      511,890
   Other comprehensive loss                         -           -           -              -        (533,030)    (533,030)
                                             --------  ----------  ----------     ----------       ---------   ----------
Balance, December 31, 1999                    532,088   3,192,528   2,128,352      1,137,338        (430,446)   6,027,772
   Net income                                       -           -           -        966,279               -      966,279
   Dividends declared, $.10 per share               -           -           -        (53,209)              -      (53,209)
   Other comprehensive income                       -           -           -              -         276,866      276,866
                                             --------  ----------  ----------     ----------       ---------   ----------
Balance, December 31, 2000                    532,088  $3,192,528  $2,128,352     $2,050,408       $(153,580)  $7,217,708
                                             ========  ==========  ==========     ==========       =========   ==========

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000           1999
                                                                 ------------   ------------
OPERATING ACTIVITIES
    Net income                                                   $    966,279   $    511,890
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                                  221,320        242,992
        Provision for loan losses                                     186,742        339,000
        Deferred taxes                                                (35,660)       (76,558)
        Net realized (gains) losses on sale of securities               1,353           (149)
        Increase in interest receivable                              (177,936)       (82,765)
        Increase in interest payable                                  197,790        143,690
        Other operating activities                                    103,559       (142,210)
                                                                 ------------   ------------
          Net cash provided by operating activities                 1,463,447        935,890
                                                                 ------------   ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                     (4,855,289)    (7,728,069)
    Proceeds from sales of securities available-for-sale              223,621      2,687,816
    Proceeds from maturities of securities available-for-sale       1,999,866      4,006,614
    Net (increase) decrease in Federal funds sold                  (1,149,000)     2,786,000
    Net increase in loans                                          (9,906,579)   (12,042,677)
    Net increase in interest bearing deposits in banks                 (5,015)             -
    Purchase of premises and equipment                               (207,826)      (236,394)
                                                                 ------------   ------------
         Net cash used in investing activities                    (13,900,222)   (10,526,710)
                                                                 ------------   ------------

FINANCING ACTIVITIES
    Net increase in deposits                                       13,125,532      9,717,836
    Payment of dividends                                              (53,209)             -
    Repayment of note payable                                         (18,175)             -
    Proceeds from note payable                                         86,200        115,475
                                                                 ------------   ------------
          Net cash provided by financing activities                13,140,348      9,833,311
                                                                 ------------   ------------

Net increase in cash and due from banks                               703,573        242,491

Cash and due from banks at beginning of year                        2,378,710      2,136,219
                                                                 ------------   ------------
Cash and due from banks at end of year                           $  3,082,283   $  2,378,710
                                                                 ============   ============
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                 $  1,720,243   $  1,355,258
        Income taxes                                                  167,400        283,358

See Notes to Consolidated Financial Statements.

                         CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

           Capitol City Bancshares, Inc. (the "Company") is a one bank holding company whose business is conducted by its wholly-owned subsidiary, Capitol City Bank & Trust (the "Bank"). The Bank is a commercial bank located in Atlanta, Fulton County, Georgia with one branch located in Atlanta, one located at Hartsfield International Airport, and one branch located in Stone Mountain, Georgia. The Bank provides a full range of banking services in its primary market area of Fulton County and the metropolitan Atlanta area. In addition to its geographical market area, the Bank actively markets to minority groups throughout the southeastern United States.

          Basis of Presentation

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

          Cash, Due From Banks, and Cash Flows

           For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, Federal funds sold and deposits are reported net.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Loans

           Loans are reported at their outstanding unpaid principal balances less unearned income, net deferred loan fees, and the allowance for loan losses. Interest income is accrued based on the unpaid balance.

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

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Interest income is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

           A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.
           Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          Premises and Equipment

           Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Transfers of Financial Assets

           Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

          Income Taxes

           Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

          Profit-Sharing Plan

           Profit-sharing plan costs are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

          Stock Compensation Plans

           Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

          Earnings Per Share

           Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

          Comprehensive Income

           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Recent Developments

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
           (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.


NOTE 2.    SECURITIES

           The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                                           Gross             Gross
                                                      Amortized         Unrealized         Unrealized            Fair
                                                        Cost               Gains             Losses              Value
                                                 -----------------   ---------------   ---------------    -----------------
                  December 31, 2000:
                  U. S. Government and agency
                    securities                     $     2,700,000     $           -     $     (16,750)     $     2,683,250
                  State and municipal securities         9,757,606            12,906          (150,745)           9,619,767
                  Mortgage-backed securities             8,120,019            21,973          (104,811)           8,037,181
                  Federal Home Loan Bank stock              86,000                 -                 -               86,000
                  Corporate bonds                          582,059             4,730                 -              586,789
                                                 -----------------   ---------------   ---------------    -----------------
                                                   $    21,245,684     $      39,609     $    (272,306)     $    21,012,987
                                                 =================   ===============   ===============    =================


                  December 31, 1999:
                  U. S. Government and agency
                    securities                     $     2,710,218     $           -     $     (94,092)     $     2,616,126
                  State and municipal securities        10,171,311                 -          (340,334)           9,830,977
                  Mortgage-backed securities             5,733,706                 -          (217,766)           5,515,940
                                                 -----------------   ---------------   ---------------    -----------------
                                                   $    18,615,235     $           -     $    (652,192)     $    17,963,043
                                                 =================   ===============   ===============    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Gross gains and losses on sales of securities available-for-sale consisted of the following:

                                                                                 Years Ended December 31,
                                                                        ---------------------------------------
                                                                               2000                  1999
                                                                        -----------------     -----------------

                  Gross gains                                             $             -       $         2,146
                  Gross losses                                                     (1,353)               (1,997)
                                                                        -----------------     -----------------
                  Net realized gains (losses)                             $        (1,353)      $           149
                                                                        =================     =================

          Securities with an approximate carrying value of $9,517,000 and $10,903,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

          The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                            Amortized              Fair
                                                                               Cost               Value
                                                                        ----------------    ----------------

                  Due in one year or less                                 $      629,872      $      630,435
                  Due from one to five years                                   5,112,944           5,091,059
                  Due from five to ten years                                   6,308,584           6,191,811
                  Due after ten years                                            988,265             976,501
                  Mortgage-backed securities                                   8,120,019           8,037,181
                                                                        ----------------    ----------------
                                                                          $   21,159,684      $   20,926,987
                                                                        ================    ================


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                                       December 31,
                                                                         ----------------------------------------------
                                                                                2000                   1999
                                                                         ------------------        --------------------
                  Commercial                                             $    13,579,000            $    10,716,000
                  Real estate - construction                                   1,972,000                  1,465,000
                  Real estate - mortgage                                      23,544,000                 17,513,000
                  Consumer                                                     4,629,000                  3,981,000
                  Other                                                          178,025                    294,345
                                                                         ---------------            ---------------
                                                                              43,902,025                 33,969,345
                  Unearned income                                                 (4,648)                    (5,627)
                  Net deferred loan fees                                        (149,741)                  (106,413)
                  Allowance for loan losses                                     (678,530)                  (508,036)
                                                                         ---------------            ---------------
                     Loans, net                                          $    43,069,106            $    33,349,269
                                                                         ===============            ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Changes in the allowance for loan losses are as follows:

                                                                                Years Ended December 31,
                                                                        --------------------------------------
                                                                                     2000                 1999
                                                                        -----------------    -----------------
                  Balance, beginning of year                             $       508,036       $       299,425
                    Provision for loan losses                                    186,742               339,000
                    Loans charged off                                           (118,622)             (263,195)
                    Recoveries of loans previously charged off                   102,374               132,806
                                                                         ---------------       ---------------
                  Balance, end of year                                   $       678,530       $       508,036
                                                                         ===============       ===============

          The following is a summary of information pertaining to impaired loans:

                                                                            As of and for the Years Ended
                                                                                     December 31,
                                                                         ------------------------------------
                                                                              2000                 1999
                                                                         --------------       ---------------
                  Impaired loans without a valuation allowance           $         6,915      $             -
                  Impaired loans with a valuation allowance                            -                    -
                                                                         ---------------      ---------------
                  Total impaired loans                                   $         6,915      $             -
                                                                         ===============      ===============
                  Valuation allowance related to impaired loans          $             -      $             -
                                                                         ===============      ===============
                  Average investment in impaired loans                   $         6,197      $         5,463
                                                                         ===============      ===============
                  Interest income recognized on impaired loans           $           483      $            88
                                                                         ===============      ===============

          In the ordinary course of business, the Company has granted loans to certain related parties including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

                  Balance, beginning of year                                              $     3,098,489
                    Advances                                                                    1,247,836
                    Repayments                                                                 (1,122,164)
                                                                                          ---------------
                  Balance, end of year                                                    $     3,224,161
                                                                                          ===============


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                                                   December 31,
                                                                                      ------------------------------------------
                                                                                            2000                  1999
                                                                                      -----------------     --------------------
                     Land                                                             $         400,000        $         400,000
                     Buildings                                                                1,674,160                1,605,538
                     Equipment                                                                1,109,546                1,012,237
                     Construction in process (estimated cost to complete $719,000)               41,911                        -
                                                                                      -----------------        -----------------
                                                                                              3,225,617                3,017,775
                     Accumulated depreciation                                                  (762,585)                (541,249)
                                                                                      -----------------        -----------------
                                                                                      $       2,463,032        $       2,476,526
                                                                                      =================        =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $19,226,542 and $15,097,177,
          respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                  2001                                                                      $   24,489,730
                  2002                                                                           2,376,015
                  2003                                                                           2,566,124
                  2004                                                                             860,489
                  2005                                                                           2,341,870
                                                                                          ----------------
                                                                                            $   32,634,228
                                                                                          ================


NOTE 6.   NOTE PAYABLE

          The note payable consists of the following:

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                            2000               1999
                                                                                     --------------    ---------------
            Note payable to bank, interest due quarterly at prime minus .50%, or
              8.00% at December 31, 1999, unsecured, matures May 21, 2000.           $          -      $     115,475
            Note payable to bank, interest due quarterly at prime minus .50%, or
              9.00% at December 31, 2000, unsecured, matures May 21, 2001.                183,500                  -
                                                                                     -------------     -------------
                                                                                     $    183,500      $     115,475
                                                                                     ============      =============

NOTE 7.   EMPLOYEE BENEFIT PLAN

          Stock Option Plans

          The Company has a Stock Option Plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 159,000 shares of the Company's common stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set in the Board's sole and absolute discretion. The option period will not exceed ten years from date of grant. Other pertinent information related to the options is as follows:

                                                                            Years Ended December 31,
                                                               ------------------------------------------------------
                                                                          2000                         1999
                                                               -------------------------    -------------------------
                                                                                Weighted-                   Weighted-
                                                                                 Average                     Average
                                                                                Exercise                     Exercise
                                                                 Number           Price        Number         Price
                                                               ----------     -----------    ----------    -----------
         Under option and exercisable, beginning of year         105,000      $     10.00             -     $         -
             Granted                                                   -                -       105,000           10.00
             Exercised                                                 -                -             -               -
                                                               ---------                      ---------
         Under option and exercisable, end of year               105,000      $     10.00       105,000     $     10.00
                                                               =========                      =========

         Weighted-average fair value of
             options granted during the year                                  $         -                   $      4.45

         Weighted-average remaining contractual life            8.5 years                      9.5 years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                              2000               1999
                                                                        ----------------------------------

                      Net income                As reported               $     966,279      $     511,890
                                                Pro forma                 $     966,279      $     203,744

                      Earnings per share        As reported               $        1.82      $        0.96
                                                Pro forma                 $        1.82      $        0.38

                      Earnings per share -      As reported               $        1.77      $        0.95
                        assuming dilution       Pro forma                 $        1.77      $        0.38

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                          Year Ended
                                                                                      December 31, 1999
                                                                                      ------------------

                       Dividend yield                                                               0.00%
                       Expected life                                                            10 years
                       Expected volatility                                                          0.01%
                       Risk-free interest rate                                                     5.969%


          401(k) Profit-Sharing Plan

           The Company has a contributory 401(k) profit-sharing plan covering all employees, subject to certain minimum age and service requirements. Contributions to the plan charged to expense for the years ended December 31, 2000 and 1999 amounted to $66,323 and $48,353, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   INCOME TAXES

          Income tax expense consists of the following:

                                                                               Years Ended December 31,
                                                                         ------------------------------------
                                                                              2000                 1999
                                                                         ---------------      ---------------
               Current                                                   $       372,890       $       149,907
               Deferred taxes                                                    (35,660)              (76,558)
                                                                         ---------------       ---------------
                 Income tax expense                                      $       337,230       $        73,349
                                                                         ===============       ===============

           The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                       Years Ended December 31,
                                                    --------------------------------------------------------------------
                                                                  2000                                1999
                                                    --------------------------------     -------------------------------
                                                         Amount           Percent             Amount          Percent
                                                    --------------    --------------     --------------    -------------
               Tax provision at statutory rate      $     443,193            34   %        $     198,982          34   %
                  Tax-free income                        (136,046)          (10)                (127,325)        (22)
                  Disallowed interest expense              19,387             1                   17,298           3
                  Other items, net                         10,696             1                  (15,606)         (2)
                                                    -------------     -------------        -------------     ------------
               Income tax expense                   $     337,230            26   %        $      73,349          13   %
                                                    =============     =============        =============     ============

          The components of deferred income taxes are as follows:

                                                                                                     December 31,
                                                                                        --------------------------------------
                                                                                               2000                 1999
                                                                                        -----------------    -----------------
                 Deferred tax assets:
                    Loan loss reserves                                                   $      177,924         $       97,926
                    Preopening expense amortization                                               7,238                  8,725
                    Securities available-for-sale                                                79,116                221,745
                                                                                         --------------         --------------
                                                                                                264,278                328,396
                                                                                         --------------         --------------
                 Deferred tax liabilities:
                    Depreciation                                                                 61,553                 46,226
                    Accrual to cash method of accounting for tax purposes                        79,306                 51,786
                                                                                         --------------         --------------
                                                                                                140,859                 98,012
                                                                                         --------------         --------------

                Net deferred tax assets                                                $        123,419         $      230,384
                                                                                       ================         ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share:

                                                                                     Years Ended December 31,
                                                                              -------------------------------------
                                                                                    2000                 1999
                                                                              ---------------      ----------------
                    Net income                                                $       966,279       $       511,890
                                                                              ===============       ===============

                    Weighted average number of common shares outstanding              532,088               532,088
                    Effect of dilutive options                                         12,440                 4,472
                                                                              ---------------       ---------------

                    Weighted average number of common shares outstanding
                       used to calculate dilutive earnings per share                  544,528               536,560
                                                                              ===============       ===============


NOTE 10.  COMMITMENTS AND CONTINGENCIES

          The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidaated balance sheets.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. A summary of the Company's commitments is as follows:

                                                                                    December 31,
                                                                      ---------------------------------------
                                                                             2000                  1999
                                                                      -----------------     -----------------
                  Standby letters of credit                             $        72,000       $        61,750
                  Commitments to extend credit                                6,373,000             4,546,000
                                                                        ---------------       ---------------
                                                                        $     6,445,000       $     4,607,750
                                                                        ===============       ===============

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Total rental expense for the years ended December 31, 2000 and 1999 was $13,803 and $4,928, respectively.


NOTE 11.  CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County, metropolitan Atlanta, and to various minority groups throughout the southeastern United States.
          The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the metropolitan Atlanta area. Fifty-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital as defined, which amounted to approximately $1,670,000 at December 31, 2000.


NOTE 12.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $525,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                              To Be Well
                                                                                For Capital                Capitalized Under
                                                                                 Adequacy                 Prompt Corrective
                                                   Actual                        Purposes                 Action Provisions
                                          ----------------------------    -------------------------    --------------------------
                                              Amount           Ratio          Amount         Ratio         Amount         Ratio
                                          ---------------   ----------    --------------   --------    ---------------   --------
                                                                          (Dollars in Thousands)
                                          ---------------------------------------------------------------------------------------
      As of December 31, 2000:
      Total Capital to Risk Weighted
       Assets
         Consolidated                      $       8,050        14.81%     $      4,349          8%     $         N/A        N/A
         Bank                              $       8,180        15.05%     $      4,349          8%     $       5,436         10%
      Tier I Capital to Risk Weighted
       Assets
         Consolidated                      $       7,371        13.56%     $      2,174          4%     $         N/A        N/A
         Bank                              $       7,501        13.80%     $      2,174          4%     $       3,262          6%
      Tier I Capital to Average Assets
         Consolidated                      $       7,371        10.51%     $      2,806          4%     $         N/A        N/A
         Bank                              $       7,501        10.69%     $      2,806          4%     $       3,508          5%

      As of December 31, 1999:
      Total Capital to Risk Weighted
         Assets
         Consolidated                      $       6,966        16.95%     $      3,288          8%     $         N/A       N/A
         Bank                              $       7,034        17.11%     $      3,288          8%     $       4,110        10%
      Tier I Capital to Risk Weighted
       Assets
         Consolidated                      $       6,458        15.71%     $      1,644          4%     $         N/A       N/A
         Bank                              $       6,526        15.88%     $      1,644          4%     $       2,466         6%
      Tier I Capital to Average Assets
         Consolidated                      $       6,458        11.88%     $      2,174          4%     $         N/A       N/A
         Bank                              $       6,526        12.01%     $      2,174          4%     $       2,717         5%


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

          Cash, Due From Banks, Interest-bearing Deposits in Banks and Federal
            Funds Sold:

           The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair value.

          Securities Available-For-Sale:

           Fair values for securities available-for-sale are based on available quoted market prices.

          Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

          Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Note Payable:

           The carrying amount of the note payable approximates its fair value.

          Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Off-Balance Sheet Instruments (Continued):

           The estimated fair values and related carrying amounts of the Company's financial instruments are as follows:

                                                       December 31, 2000                      December 31, 1999
                                             -----------------------------------    -----------------------------------
                                                  Carrying             Fair               Carrying             Fair
                                                   Amount             Value                Amount              Value
                                             ----------------   ----------------    ----------------   ----------------
                Financial assets:
                  Cash, due from banks,
                  interest-bearing deposits
                  in banks and federal
                  funds sold                   $    4,776,298     $    4,776,298      $    2,918,710     $    2,918,710
                Securities available-for-sale      21,012,987         21,012,987          17,963,043         17,963,043
                Loans                              43,069,106         43,261,829          33,349,269         33,897,935
                Accrued interest receivable           660,319            660,319             482,383            482,383

                Financial liabilities:
                   Deposits                        64,196,057         64,192,509          51,070,525         51,155,285
                   Note payable                       183,500            183,500             115,475            115,475
                   Accrued interest payable           452,986            452,986             255,197            255,197


NOTE 14.  SUPPLEMENTAL FINANCIAL DATA

           Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                              Years Ended December 31,
                                                                      ---------------------------------------
                                                                             2000                  1999
                                                                      -----------------     -----------------
                  Security                                              $       149,433       $       128,106
                  Courier                                                        98,588                80,696
                  Other losses                                                  139,914                13,903
                  Office supplies                                                68,202                74,137
                  Correspondent bank processing fees                             83,853                64,582

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Capitol City Bancshares, Inc., as of and for the years ended December 31, 2000 and 1999:

                                                   CONDENSED BALANCE SHEETS
                                                                                     2000               1999
                                                                                 ------------       ------------
                  Assets
                    Cash                                                         $     15,802       $     29,035
                    Investment in subsidiary                                        7,347,262          6,095,439
                    Other assets                                                       38,144             60,778
                                                                                 ------------       ------------

                      Total assets                                               $  7,401,208       $  6,185,252
                                                                                 ============       ============

                  Other liabilities                                              $    183,500       $    157,480
                  Stockholders' equity                                              7,217,708          6,027,772
                                                                                 ------------       ------------

                     Total liabilities and stockholders' equity                  $  7,401,208       $  6,185,252
                                                                                 ============       ============

                                     CONDENSED STATEMENTS OF INCOME

                                                                                      2000               1999
                                                                                 ------------       ------------
                  Income
                     Dividends from bank subsidiary                              $     74,512      $           -
                                                                                 ------------      -------------


                  Expense
                    Interest expense                                                   13,966              5,547
                    Other expenses                                                    111,173            105,006
                                                                                 ------------      -------------
                      Total expenses                                                  125,139            110,553
                                                                                 ------------      -------------


                      Loss before income tax benefit and
                        equity in undistributed income of subsidiary                  (50,627)          (110,552)

                  Income tax benefit                                                   41,949             46,313
                                                                                 ------------       ------------

                      Loss before equity in undistributed
                        income of subsidiary                                           (8,678)           (64,240)

                  Equity in undistributed income of subsidiary                        974,957            576,130
                                                                                 ------------       ------------

                      Net income                                                 $    966,279       $    511,890
                                                                                 ============       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                              2000                   1999
                                                                         ---------------        ---------------
                 Operating Activities
                   Net income                                             $      966,279         $      511,890
                   Adjustments to reconcile net income to net cash
                     used in operating activities:
                     Undistributed income of subsidiary                         (974,957)              (576,130)
                     Other operating activities                                  (19,371)               (22,200)
                                                                          --------------         --------------

                       Net cash used in operating activities                     (28,049)               (86,440)
                                                                          --------------         ---------------

                Financing Activities
                  Repayment of note payable                                      (18,175)                      -
                  Proceeds from note payable                                      86,200                 115,475
                  Payment of dividends                                           (53,209)                      -
                                                                          --------------         ---------------
                                                                                  14,816                 115,475
                                                                          --------------         ---------------

                  Net increase (decrease) in cash                                (13,233)                 29,035

                Cash at beginning of period                                       29,035                       -
                                                                          --------------         ---------------

                Cash at end of year                                       $       15,802         $        29,035
                                                                          ==============         ===============

ITEM EIGHT.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------   ---------------------------------------------------------------
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

============================================================================
Name of Director or Principal           Year     Information about Directors
 Officer                         Age  Elected      or Principal Officers

George G. Andrews                 49      1994  President, Chief Executive
                                                Officer; formerly with Trust
                                                Company Bank

Dr. Gloria Campbell-D'Hue         53      1994  Director; Physician

J. Al Cochran                     70      1994  Director, General Counsel;
                                                Attorney-at-Law

Keith E. Evans                    55      1995  Director; Physical
                                                Therapist,
                                                Atlanta Human Performance
                                                Center

Leon Goodrum                      59      1994  Chairman; Operator,
                                                McDonald's Restaurant

Agnes H. Harper                   55      1995  Director; Retired Agent,
                                                New York Life Insurance
                                                Company
============================================================================

============================================================================
Name of Director or Principal           Year     Information about Directors
 Officer                         Age  Elected      or Principal Officers

Charles W. Harrison               69      1994  Director; Insurance
                                                Executive, Harrison
                                                Insurance Agency

Robert A. Holmes                  57      1995  Director; University
                                                Administrator, Clark Atlanta
                                                University

Moses M. Jones                    50      1995  Director; Physician

Marian S. Jordan                  55      1995  Director; Teacher, Atlanta
                                                Board of Education and
                                                Parents' Choice Day Care

Kaneta R. Lott                    50      1994  Director; Dentist,
                                                Children's
                                                Dentistry, P.C.

Donald F. Marshall                63      1994  Director; Dentist

George C. Miller, Jr.             52      1995  Director; President,
                                                Spectrum Consulting
                                                Associates, Inc.

Elvin R. Mitchell, Sr.            87      1995  Director; Contractor, E. R.
                                                Mitchell Construction
                                                Company

Roy W. Sweat                      73      1995  Director; Chiropractor

William Thomas                    56      1995  Director; President, Thomas
                                                Cleaning Service, Inc.

Cordy T. Vivian                   75      1995  Director; President, Basic,
                                                Inc. (relations)
===========================================================================

     J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, and Efficiency Lodge, Inc., companies having a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

     Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 2000.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2000 and Form 5 and amendments thereto furnished to the Company during 2000, no person who, at any time during 1999, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2000 fiscal year or previously.

ITEM TEN.  EXECUTIVE COMPENSATION.
--------   ----------------------

     The following table sets forth the aggregate annual compensation for the Bank's Chief Executive Officer. No other individual earned in excess of $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE

NAME AND                              OTHER ANNUAL   RESTRICTED      OPTION      LTIP    ALL OTHER
PRINCIPAL POSITION    YEAR   SALARY      BONUS      COMPENSATION  STOCK AWARDS  SARs(#)   PAYOUTS   COMPENSATION

George G. Andrews     2000  $100,000       $12,000     $2,880/1/        -         -          -        $10,000/2/
CEO, President,       1999  $ 95,000       $10,000     $2,601/1/        -         -          -        $ 9,263/2/
Director              1998  $ 90,000       $  7500     $1,800/1/        -         -          -        $ 5,793/2/

-------------------------
/1/  Representing membership dues paid on Mr. Andrews' behalf.

/2/ Company matching contributions to the Company's 401(k) Plan on behalf of Mr. Andrews.

====================================================================================================================================
                                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                       (Individual Grants)
------------------------------------------------------------------------------------------------------------------------------------
Name                         Year  # of Securities Underlying  % of Total Options/SARs Granted  Exercise or Base
                                      Options/SARs Granted       to Employees in Fiscal Year     Price ($/Share)    Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
CEO - George G. Andrews     2000             None                         None                        None                None
------------------------------------------------------------------------------------------------------------------------------------
                            1999            10,000                        9.52%                      $10.00           July 13, 2009
====================================================================================================================================

====================================================================================================================================
                                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------------------------------
Name                        Shares Acquired                           Number of Securities         Value of Unexercised in-the-money
                            On Exercise (A)   Value Realized       Unexercised Options/SARs at           Options/SARs at FY-End
                                                               FY-End (Exercisable/Unexercisable)     (Exercisable/Unexercisable)
------------------------------------------------------------------------------------------------------------------------------------
CEO - George G. Andrews             -              -                      10,000/0/(2)/                     $20,000/0/(1)/
====================================================================================================================================

     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2000.

     The Company does not have any Long Term Incentive Plans in effect.

     (1) The dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock at March 6, 2001 ($12.00) and the exercisable prices of the options ($10.00).

     (2) On July 13, 1999, Mr. Andrews was granted the option to purchase 10,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

     As of December 31, 2000, the directors of the Company receive no compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company's last fiscal year for services as a director except as described herein.

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

ITEM ELEVEN.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------    ---------------------------------------------------------------

     As of December 31, 2000, the Company knows of no beneficial owner of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

     The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:


Name of Beneficial Owner           Amount and Nature of        Percent of Class
                                   Beneficial Ownership/1/
===============================================================================
George G. Andrews                        18,000/2/                 2.89%

Dr. Gloria Campbell-D'Hue                15,000/3/                 2.41%

J. Al Cochran                            15,000                    2.41%

-------------
    /1/ Included in the number of shares listed above, each Director, excluding Mr. Andrews, are options granted under the Capitol City Bancshares, Inc. Nonqualified Stock Option Plan to purchase 5,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.
   /2/ Includes 4,000 shares owned by Mr. Andrews, 4,000 shares held jointly with Mr. Andrews' spouse, and 10,000 options to purchase common stock granted under the Capitol City Bancshares, Inc. Incentive Stock Option Plan. These 10,000 options are exercisable at $10.00 per share and expire on July 13, 2009.
   /3/ Includes 4,500 shares owned by Dr. D'Hue and 5,500 shares owned by her child.

Keith E. Evans                           12,500                    2.01%

Leon Goodrum                             15,000                    2.41%

Agnes H. Harper                          15,175/4/                 2.44%

Charles W. Harrison                      15,600/5/                 2.51%

Robert A. Holmes                         13,000/6/                 2.09%

Moses M. Jones                           10,000                    1.61%

Marian S. Jordan                         15,250/7/                 2.45%

Kaneta R. Lott                           17,000/8/                 2.73%

Donald F. Marshall                       15,000                    2.41%

George C. Miller, Jr.                    10,000/9/                 1.61%

Elvin Mitchell, Sr.                      20,400/10/                3.28%

Roy W. Sweat                             20,000                    3.21%

William Thomas                           36,555/11/                5.88%

Cordy T. Vivian                          15,000                    2.41%
========================================================================
-------------
   /4/ Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper's spouse, and 1,192 shares held by Mrs. Harper's spouse.
   /5/ Includes 10,000 shares owned by Mr. Harrison, 600 shares held by Mr. Harrison's children.
   /6/  Includes 2,000 shares held by Mr. Holmes' grandchildren.
   /7/ Includes 10,000 shares owned by Ms. Jordan and 250 shares held by Ms. Jordan's children.
   /8/ Includes 5,000 shares held jointly with Dr. Lott's spouse, 2,000 shares held by Dr. Lott's children and 5,000 shares held by Childrens Dentistry Profit Sharing Plan.
   /9/ Includes 4,500 shares owned by Mr. Miller and 1,500 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.
   /10/ Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell's spouse, and 150 shares held by Mr. Mitchell's grandchildren.
   /11/ Includes 14,000 shares owned by Mr. Thomas and 17,555 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.

The Company's common stock beneficially owned by all directors and principal officers as a group as of December 31, 2000, (17 persons) totaled 278,480 shares, representing 44.77% of the Company's common stock.

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

ITEM THIRTEEN.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------   --------------------------------

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

          3.1 Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant's 10-KSB filed on March 31, 1999).

          3.2 Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant's 10-KSB filed on March 31, 1999).

          10.1 Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

          10.2 Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

          10.3 Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

          24.  Power of Attorney (on signature page).

     B. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAPITOL CITY BANCSHARES, INC.


                                 BY: /s/ George G. Andrews
                                    ---------------------------------
                                         GEORGE G. ANDREWS, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY
                               -----------------

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2001.

Signature                                 Title
---------                                 -----

/s/ George G. Andrews
------------------------------------
    George G. Andrews                    Director, Chief Executive Officer
                                         and Chief Financial Officer

/s/ Dr. Gloria Campbell-D'Hue
------------------------------------
    Dr. Gloria Campbell-D'Hue            Director

/s/ J. Al Cochran
------------------------------------
    J. Al Cochran                        Director

/s/ Keith E. Evans
------------------------------------
    Keith E. Evans                       Director

/s/ Leon Goodrum
------------------------------------
     Leon Goodrum                        Chairman

/s/ Agnes H. Harper
------------------------------------
    Agnes H. Harper                      Director

/s/ Charles W. Harrison
------------------------------------
    Charles W. Harrison                  Director



                      [REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes
------------------------------
    Robert A. Holmes                     Director

/s/ Moses M. Jones
------------------------------
    Moses M. Jones                       Director

/s/ Marian S. Jordan
------------------------------
    Marian S. Jordan                     Director

/s/ Kaneta R. Lott
------------------------------
    Kaneta R. Lott                       Director

/s/ Donald F. Marshall
------------------------------
    Donald F. Marshall                   Director

/s/ George C. Miller, Jr.
------------------------------
    George C. Miller, Jr.                Director

/s/ Elvin Mitchell, Sr.
------------------------------
    Elvin Mitchell, Sr.                  Director

/s/ Roy W. Sweat
------------------------------
    Roy W. Sweat                         Director

/s/ William Thomas
------------------------------
    William Thomas                       Director

/s/ Cordy T. Vivian
------------------------------
    Cordy T. Vivian                      Director

                               INDEX TO EXHIBITS
                               -----------------

Exhibit                                                       Sequential
Number                  Description                           Page Number
-------                 -----------                           -----------

None