Form 10QSB
period 2001-03-31
CAPITOL CITY BANCSHARES INC
filed 2001-05-14
CIK 1070295

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 2001
                                                 --------------

        TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                      Commission File Number:    000-25227
                                                -----------

                         CAPITOL CITY BANCSHARES, INC.
            -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Georgia                                     58-1994305
     --------------------------------------              ---------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification Number)

                 562 Lee Street, S.W., Atlanta, Georgia  30311
                 ---------------------------------------------
                    (Address of principal executive office)

                                (404) 752-6067
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
        ---------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                 ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001: 532,088; $6 par value

Transitional Small Business Disclosure Format        Yes     No  X
                                                         ---    ---

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX


                                                                             Page
                                                                             ----
Part I.  Financial Information

            Item 1.  Financial Statements
               Condensed Consolidated Balance Sheet
                 as of March 31, 2001......................................    3

               Condensed Consolidated Statements of Income and
                 Comprehensive Income for the Three Months Ended
                 March 31, 2001 and 2000...................................    4

               Condensed Consolidated Statements of Cash Flows
                 For The Three Months Ended March 31, 2001 and 2000........    5

               Notes to Condensed Consolidated Financial Statements........  6-7

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....... 8-12


Part II.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K......................   13

            Signatures.....................................................   14


                                   PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                               CONDENSED CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2001
                                          (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                           $ 2,188,766
Interest bearing deposits in banks                                                     62,791
Federal funds sold                                                                  1,373,000
Securities available-for-sale, at fair value                                       23,788,896

Loans                                                                              46,443,637
Less allowance for loan losses                                                        698,054
                                                                                  -----------
          Loans, net                                                               45,745,583
                                                                                  -----------

Premises and equipment                                                              2,639,156
Other assets                                                                          870,068
                                                                                  -----------

          Total assets                                                            $76,668,260
                                                                                  ===========


                                Liabilities and Stockholders' Equity
                                ------------------------------------

Deposits
    Noninterest-bearing                                                           $19,485,369
    Interest-bearing                                                               48,536,464
                                                                                  -----------
          Total deposits                                                           68,021,833
Other liabilities                                                                     654,846
Note payable                                                                          183,500
                                                                                  -----------
          Total liabilities                                                        68,860,179
                                                                                  -----------


Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                         3,192,528
    Capital surplus                                                                 2,128,352
    Retained earnings                                                               2,333,768
    Accumulated other comprehensive income                                            153,433
                                                                                  -----------
          Total stockholders' equity                                                7,808,081
                                                                                  -----------

          Total liabilities and stockholders' equity                              $76,668,260
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                      (Unaudited)

                                                                                                     Three
                                                                                              Months Ended March 31,
                                                                                           ----------------------------
                                                                                              2001              2000
                                                                                           ----------        ----------
Interest income
    Loans                                                                                  $1,214,201        $  959,817
    Taxable securities                                                                        165,723           115,664
    Nontaxable securities                                                                     125,665           103,073
    Federal funds sold                                                                         31,589             3,027
                                                                                           ----------        ----------
              Total interest income                                                         1,537,178         1,181,581
                                                                                           ----------        ----------

Interest expense
    Deposits                                                                                  590,850           404,379
    Other borrowings                                                                            4,047             2,474
                                                                                           ----------        ----------
                                                                                              594,897           406,853
                                                                                           ----------        ----------

              Net interest income                                                             942,281           774,728
Provision for loan losses                                                                      35,000           126,742
                                                                                           ----------        ----------
              Net interest income after provision for loan losses                             907,281           647,986
                                                                                           ----------        ----------

Other income
    Service charges on deposit accounts                                                       369,979           301,462
    Net realized losses on sale of securities                                                       -            (1,353)
    Other operating income                                                                     45,925            15,911
                                                                                           ----------        ----------
              Total other income                                                              415,904           316,020
                                                                                           ----------        ----------

Other expenses
    Salaries and other employee benefits                                                      437,072           378,361
    Occupancy and equipment expenses                                                          128,669           122,357
    Other operating expenses                                                                  291,086           276,106
                                                                                           ----------        ----------
              Total other expenses                                                            856,827           776,824
                                                                                           ----------        ----------
              Net income before income taxes                                                  466,358           187,182

Income tax expense                                                                            129,789            31,396
                                                                                           ----------        ----------
              Net income                                                                      336,569           155,786
                                                                                           ----------        ----------

Other comprehensive income (loss)
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                                      307,013           (65,200)
    Reclassification adjustment for losses realized
       in net income, net of tax                                                                    -             1,123
                                                                                           ----------        ----------
    Other comprehensive income (loss)                                                         307,013           (64,077)
                                                                                           ----------        ----------
    Comprehensive income                                                                   $  643,582        $   91,709
                                                                                           ==========        ==========

Basic earnings per common share                                                            $     0.65        $     0.29
                                                                                           ==========        ==========

Diluted earnings per common share                                                                0.61              0.26
                                                                                           ==========        ==========

Cash dividends declared per share of common stock                                          $     0.10        $     0.10
                                                                                           ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                    (Unaudited)


                                                                                        2001                2000
                                                                                    -----------         -----------
OPERATING ACTIVITIES
    Net income                                                                      $   336,569         $   155,786
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                     62,235              53,209
        Provision for loan losses                                                        35,000             126,742
        Realized loss on sale of securities                                                   -               1,353
        Other operating activities                                                      (97,538)           (110,643)
                                                                                    -----------         -----------

              Net cash provided by operating activities                                 336,266             226,447
                                                                                    -----------         -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                       (5,007,704)                  -
    Proceeds from maturities of securities available-for-sale                         2,696,966             748,840
    Proceeds from sale of securities available-for-sale                                       -             223,621
    Net increase in interest-bearing deposits                                           (57,776)                  -
    Net decrease in Federal funds sold                                                  316,000             540,000
    Net increase in loans                                                            (2,711,477)         (4,505,641)
    Purchase of premises and equipment                                                 (238,359)            (23,307)
                                                                                    -----------         -----------

              Net cash used in investing activities                                  (5,002,350)         (3,016,487)
                                                                                    -----------         -----------

FINANCING ACTIVITIES
    Net increase in deposits                                                          3,825,776           6,086,897
    Payment of dividends                                                                (53,209)                  -
    Proceeds from note payable                                                                -              58,209
                                                                                    -----------         -----------

              Net cash provided by financing activities                               3,772,567           6,145,106
                                                                                    -----------         -----------

Net increase (decrease) in cash and due from banks                                     (893,517)          3,355,066

Cash and due from banks, beginning of period                                          3,082,283           2,378,710
                                                                                    -----------         -----------

Cash and due from banks, end of period                                              $ 2,188,766         $ 5,733,776
                                                                                    ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included for Capitol City Bancshares, Inc. (the "Company") and Capitol City Bank & Trust Company (the "Bank") herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. There has been no effect on the financial statements through March 31, 2001.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   EARNINGS PER COMMON SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended March 31, 2001 and 2000.

                                                                   Periods Ended March 31,
                                                                   -----------------------
                                                                    2001                2000
                                                                  --------            --------

            Net income                                            $336,569            $155,786
                                                                  ========            ========

            Weighted average common shares outstanding             532,088             532,088
            Net effect of the assumed exercise of stock
             options based on the treasury stock method
             using average market price for the period              19,784              60,280
                                                                  --------            --------

            Total weighted average common shares and
             common stock equivalents outstanding                  551,872             592,638
                                                                  ========            ========


            Diluted earnings per common share                     $   0.61            $   0.26
                                                                  ========            ========

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2001 from $76.7 million to $76.8 million, or 6.04% for the quarter. The increase in total assets in 2001 is less than the 10.6% growth for the same period in 2000, which indicates a slowing general economy. The growth continues to be funded primarily by increases in total deposits, which increased by $3.8 million, or 5.92%. The increase in total assets for the quarter ended March 31, 2001 consisted primarily of an increase of $2.7 million in loans and an increase of $2.8 million in securities. These increases in assets were offset by decreases in Federal funds sold and cash and due from banks of $316,000 and $893,000, respectively. The loan to deposit ratio at March 31, 2001 was 68% compared to 67% at March 31, 2000. Total loans have increased by $8.1 million since March 31, 2000 which for the same period, total deposits have increased by $10.9 million. Noninterest-bearing deposits represent 29% of total deposits at March 31, 2001, which is down from 34% at March 31, 2000. Noninterest-bearing deposits significantly affect the net interest margin. Our percentage of noninterest-bearing deposits continues to be significantly higher than our peer group.

Stockholders' equity increased by $590,000 for the quarter ended March 31, 2001. This net increase consisted of net income of $337,000 less dividends of $53,000 and the recovery of unrealized losses on securities available-for-sale of $307,000.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of our subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At March 31, 2001, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 31.52% at March 31, 2001.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2001, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2001 are as follows:


                                                          Regulatory
                                       Company    Bank   Requirement
                                       --------  ------  ------------

          Leverage Capital Ratio         10.54%  10.73%      4.00%
          Risk-Based Capital Ratios
             Core Capital                14.60%  14.86%      4.00%
             Total Capital               15.41%  15.67%      8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Net Interest Income. Net interest income increased by $168,000, or by 21.63% for the quarter ended March 31, 2001 compared to the same period in 2000. The increase in net interest income in 2000 was $229,000, or 42.08%. The increase in net interest income for the quarter ended March 31, 2001 continues to be attributable to increases in earning assets of $16.5 million as compared to March 31, 2000. As noted above, loans increased during this period by $8.1 million, which generally provide greater yields. Total loans increased for the same period in 2000 by $14.4 million, which explains the significant increase in net interest income for the period ended March 31, 2000. During this same period, total deposits increased by $10.9 million, of which $10.5 million were interest-bearing deposits. The overall net increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin decreased slightly to 5.52% at March 31, 2001 from 5.75% for the three months ended March 31, 2000.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary.
A provision of $35,000 was made during the three month period ending March 31, 2001 based upon this evaluation process as compared to $127,000 for the same period in 2000. The allowance for loan loss as a percentage of total loans was 1.50% at March 31, 2001 and 2000. The total of nonperforming loans as of March 31, 2001 increased by $601,000; however, net charge-offs decreased by $45,000 as compared to the same period in 2000. Management believes the allowance for loan loss at March 31, 2001 is adequate to meet any future losses in the loan portfolio. The decrease in the provision in 2001 as compared to 2000 reflects the overall increase in the quality of the loan portfolio since March 31, 2000.

At March 31, 2001 and 2000, nonaccrual, past due, and restructured loans were as follows:

                                                                    March 31,  March 31,
                                                                       2001      2000
                                                                    ---------  ---------
                                                                   (Dollars in thousands)

          Total nonaccruing loans                                      $601       $  -
          Loans contractually past due ninety days
            or more as to interest or principal
            payments and still accruing                                  60        274
          Restructured loans                                              -          -

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2001 and 2000 is as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                          2001           2000
                                                                       ----------      ---------
                                                                         (Dollars in thousands)
Average amount of loans outstanding                                       $44,071        $35,678
                                                                          =======        =======

Balance of allowance for loan losses at beginning of period               $   679        $   508
                                                                          -------        -------

Loans charged off
   Commercial and financial                                                    (3)            (7)
   Real estate                                                                  -            (34)
   Installment                                                                (52)           (43)
                                                                          -------        -------
                                                                              (55)           (84)
                                                                          -------        -------
Loans recovered
   Commercial and financial                                                     -              3
   Real estate                                                                  2              1
   Installment                                                                 37             19
                                                                          -------        -------
                                                                               39             23
                                                                          -------        -------

Net charge-offs                                                               (16)           (61)
                                                                          -------        -------

Additions to allowance charged to operating expense during period              35            127
                                                                          -------        -------

Balance of allowance for loan losses at end of period                         698            574
                                                                          =======        =======

Ratio of net loans charged-off during the
   period to average loans outstanding                                        .04%           .17%
                                                                          =======        =======

Other Income. Other income increased by $100,000 for the quarter ended March 31, 2001 compared to an increase of $24,000 for the same period in 2000. The single most significant difference which affected both periods was increases of $69,000 and $42,000 in service charges on deposit accounts for 2001 and 2000, respectively.

Other Expenses. Other expenses increased by $80,000, or 10.30% for the three months ended March 31, 2001 as compared to the same period in 2000. The increase in 2000 as compared to the same period in 1999 was $82,000. The increases in 2001 consist of increases of $59,000 in salaries and employee benefits, $6,000 in occupancy and equipment expenses, and $15,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and an increase in employees. At March 31, 2001, the number of full-time equivalent employees was 46 compared to 41 at March 31, 2000. The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank.

Income Taxes. Income tax expense increased by $91,000 for the three months ended March 31, 2001 as compared to 2000. The effective tax rate for 2001 and 2000 was 26% and 17%, respectively.

Net Income. Net income increased by $181,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The primary reason for the increase in net income for the three months ended March 31, 2001 as compared to the same period in 2000 is the increase in net interest income.

                          PART II - Other Information



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CAPITOL CITY BANCSHARES, INC.



Date:  May 14, 2001            /s/ George G. Andrews
       -----------------       -----------------------------
                               George G. Andrews
                               President and Director



Date:  May 14, 2001            /s/ Kevin M. Sharpe
       -----------------       -----------------------------
                               Kevin M. Sharpe
                               Vice President and
                               Chief Financial Officer