Form 10QSB
period 2001-06-30
CAPITOL CITY BANCSHARES INC
filed 2001-08-13
CIK 1070295

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-QSB

   X    QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
  ---   OF 1934

                For the quarterly period ended   June 30, 2001
                                                 -------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  ---   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                      Commission File Number:   000-25227
                                                ---------

                         CAPITOL CITY BANCSHARES, INC.
            -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                             58 - 1994305
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                 562 Lee Street, S.W., Atlanta, Georgia  30311
                 ---------------------------------------------
                    (Address of principal executive office)

                                (404) 752-6067
                                --------------
                          (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001: 532,088; $6 par value

Transitional Small Business Disclosure Format        Yes        No   X
                                                          ---       ---

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheet
             as of June 30, 2001........................................       3

            Condensed Consolidated Statements of Income and
             Comprehensive Income for the Three and Six Months
             Ended June 30, 2001 and 2000...............................       4

            Condensed Consolidated Statements of Cash Flows
             For The Six Months Ended June 30, 2001 and 2000............       5

            Notes to Condensed Consolidated Financial Statements........       6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........  7 - 11


Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders..      12

          Item 6.  Exhibits and Reports on Form 8-K.....................      12

          Signatures....................................................      13

                        PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (Unaudited)


                  Assets
                  ------

Cash and due from banks                            $ 3,292,756
Interest bearing deposits in banks                      67,117
Federal funds sold                                   2,368,000
Securities available-for-sale, at fair value        23,072,342

Loans                                               47,065,693
Less allowance for loan losses                         693,858
                                                   -----------
      Loans, net                                    46,371,835
                                                   -----------

Premises and equipment                               2,753,687
Other assets                                           850,919
                                                   -----------

      Total assets                                 $78,776,656
                                                   ===========

        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits
  Noninterest-bearing                              $20,151,364
  Interest-bearing                                  49,573,972
                                                   -----------
      Total deposits                                69,725,336
Note payable                                           183,500
Other liabilities                                      771,619
                                                   -----------
      Total liabilities                             70,680,455
                                                   -----------

Stockholders' equity
  Common stock, par value $6; 5,000,000
    shares authorized; 532,088 shares
    issued and outstanding                           3,192,528
  Capital surplus                                    2,128,352
  Retained earnings                                  2,578,631
  Accumulated other comprehensive income               196,690
                                                   -----------
      Total stockholders' equity                     8,096,201
                                                   -----------

      Total liabilities and stockholders' equity   $78,776,656
                                                   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                   June 30,
                                                  ------------------------------------        ------------------------------------
                                                      2001                      2000              2001                      2000
                                                  ----------                ----------        ----------                ----------
Interest income
    Loans                                         $1,196,176                $1,096,784        $2,410,377                $2,056,601
    Taxable securities                               204,445                   110,794           370,168                   226,458
    Nontaxable securities                            101,198                   101,414           226,863                   204,487
    Federal funds sold                                25,489                    27,299            57,078                    30,326
                                                  ----------                ----------        ----------                ----------
              Total interest income                1,527,308                 1,336,291         3,064,486                 2,517,872

Interest expense
    Deposits                                         598,800                   456,061         1,189,650                   860,440
    Other borrowings                                   3,395                     3,128             7,442                     5,602
                                                  ----------                ----------        ----------                ----------
              Total interest expense                 602,195                   459,189         1,197,092                   866,042

              Net interest income                    925,113                   877,102         1,867,394                 1,651,830
Provision for loan losses                                  -                         -            35,000                   126,742
                                                  ----------                ----------        ----------                ----------
              Net interest income after
               provision for loan losses             925,113                   877,102         1,832,394                 1,525,088
                                                  ----------                ----------        ----------                ----------

Other income
    Service charges on deposit accounts              403,984                   349,052           773,963                   650,514
    Net realized losses on sale of securities              -                         -                 -                    (1,353)
    Other operating income                            64,812                    20,967           110,737                    36,878
                                                  ----------                ----------        ----------                ----------
              Total other income                     468,796                   370,019           884,700                   686,039
                                                  ----------                ----------        ----------                ----------

Other expenses
    Salaries and employee benefits                   447,092                   370,556           884,164                   748,917
    Occupancy and equipment expenses                 185,354                   156,228           363,265                   304,153
    Other operating expenses                         441,969                   275,275           683,813                   525,813
                                                  ----------                ----------        ----------                ----------
              Total other expenses                 1,074,415                   802,059         1,931,242                 1,578,883
                                                  ----------                ----------        ----------                ----------

              Net income before income taxes         319,494                   445,062           785,852                   632,244

Income tax expense                                    74,631                   108,073           204,420                   139,469
                                                  ----------                ----------        ----------                ----------

              Net income                             244,863                   336,989           581,432                   492,775
                                                  ----------                ----------        ----------                ----------

Other comprehensive income (loss)
    Unrealized gains (losses) on
     securities available-for-sale
     arising during period, net of tax                43,257                    44,499           350,270                   (20,471)
    Reclassification adjustment for
     losses realized in net income, net of tax             -                         -                 -                       893
                                                  ----------                ----------        ----------                ----------
    Other comprehensive income (loss)                 43,257                    44,499           350,270                   (19,578)
                                                  ----------                ----------        ----------                ----------

    Comprehensive income                          $  288,120                $  381,488        $  931,702                $  473,197
                                                  ==========                ==========        ==========                ==========

Basic earnings per common share                   $     0.46                $     0.63        $     1.09                $     0.93
                                                  ==========                ==========        ==========                ==========

Diluted earnings per common share                 $     0.44                $     0.57        $     1.05                $     0.83
                                                  ==========                ==========        ==========                ==========

Cash dividends declared per share of common
 stock                                            $        -                $        -        $     0.10               $      0.10
                                                  ==========                ==========        ==========                ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                                     2001          2000
                                                                 -----------   -----------
OPERATING ACTIVITIES
    Net income                                                   $   581,432   $   492,775
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 119,052       109,813
        Provision for loan losses                                     35,000       126,742
        Realized loss on sale of securities                                -         1,353
        Gain on sale of equipment                                       (701)            -
        Other operating activities                                    16,100        61,305
                                                                 -----------   -----------

              Net cash provided by operating activities              750,883       791,988
                                                                 -----------   -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                    (5,007,704)            -
    Proceeds from maturities of securities available-for-sale      3,479,061       945,045
    Proceeds from sale of securities available-for-sale                    -       223,621
    Net increase in interest-bearing deposits                        (62,102)            -
    Net increase in Federal funds sold                              (679,000)   (1,445,000)
    Net increase in loans                                         (3,337,729)   (7,041,762)
    Purchase of premises and equipment                              (419,006)     (117,780)
    Proceeds from sale of equipment                                   10,000             -
                                                                 -----------   -----------

              Net cash used in investing activities               (6,016,480)   (7,435,876)
                                                                 -----------   -----------

FINANCING ACTIVITIES
    Net increase in deposits                                       5,529,279     5,742,304
    Proceeds from notes payable                                            -        86,200
    Repayment of notes payable                                             -       (18,175)
    Payment of dividends                                             (53,209)      (53,209)
                                                                 -----------   -----------

              Net cash provided by financing activities            5,476,070     5,757,120
                                                                 -----------   -----------

Net increase (decrease) in cash and due from banks                   210,473      (886,768)

Cash and due from banks, beginning of period                       3,082,283     2,378,710
                                                                 -----------   -----------

Cash and due from banks, end of period                           $ 3,292,756   $ 1,491,942
                                                                 ===========   ===========

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

          The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   EARNINGS PER COMMON SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended June 30, 2001 and 2000.

                                                           Three Months Ended              Six Months Ended
                                                                 June 30,                      June 30,
                                                         -----------------------        ------------------------
                                                            2001          2000            2001            2000
                                                         --------       --------        --------        --------

Net income                                               $244,863       $336,989        $581,432        $492,775
                                                         ========       ========        ========        ========

Weighted average common shares outstanding                532,088        532,088         532,088         532,088
Net effect of the assumed exercise of stock
   options based on the treasury stock method
   using average market price for the period               22,279         60,280          20,440          60,280
                                                         --------       --------        --------        --------

Total weighted average common shares and
   common stock equivalents outstanding                   554,367        592,368         552,528         592,368
                                                         ========       ========        ========        ========

Diluted earnings per common share                        $   0.44       $   0.57        $   1.05        $   0.83
                                                         ========       ========        ========        ========


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

Forward-Looking Statements

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets increased $6.5 million from $72.3 million to $78.8 million, or 9.0% for the six months ended June 30, 2001. The increase in total assets in 2001 is slightly less than the 10.9% growth for the same period in 2000. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $5.5 million and $5.8 million, respectively. The net increase in total assets for the six months ended June 30, 2001 consisted primarily of an increase of $3.3 million in total loans, an increase of $210,000 in cash and due from banks, an increase in Federal funds sold of $679,000, an increase in securities of $2.1 million and an increase of $291,000 in premises and equipment. The increase in premises and equipment reflects the purchase of land and improvements to our Albany, Georgia branch. The loan to deposit ratio at June 30, 2001 was 68% compared to 72% at June 30, 2000. The decrease in the loan to deposit ratio as compared to the same period in 2000 is due to total loans only increasing by $6.2 million and total deposits increasing by $12.9 million.

Stockholders' equity increased by $878,000 for the six months ended June 30, 2001. This net increase consists of net income of $581,000 less dividends declared and paid of $53,000 and an increase in unrealized gains on securities of $350,000.

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

At June 30, 2001, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 33.26% at June 30, 2001.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2001, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2001 are as follows:


                                                     Regulatory
                                                       Minimum
                                    Company   Bank   Requirement
                                    -------  ------  -----------

      Leverage Capital Ratio         10.19%  10.39%     4.00%
      Risk-Based Capital Ratios
              Core Capital           13.78%  14.05%     4.00%
              Total Capital          14.99%  15.26%     8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $48,000 and $216,000 for the quarter and six month period ended June 30, 2001, respectively, compared to the same period in 2000. The increase in net interest income for both periods ended June 30, 2001 is attributable to an increase in earning assets of $12.0 million as compared to June 30, 2000. As noted above, loans increased during this period by $6.2 million, which generally provide greater yields to the Company. The yield on total loans for the six months ended June 30, 2001 is approximately 10.67%, which is only 33 basis points less than the average yield on loans for the six months ended June 30, 2000. During this same period, total deposits increased by $12.9 million, which included an increase of $9.6 million in interest-bearing deposits and an increase of $3.3 million in non-interest bearing deposits. The average rate paid on interest bearing deposits for the six months ended June 30, 2001 was 4.99% compared to 4.76% at December 31, 2000. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin decreased slightly to 5.32% at June 30, 2001 as compared to 5.89% at June 30, 2000.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary.
A provision of $35,000 was made during the six month period ending June 30, 2001 based upon this evaluation process as compared to $127,000 for the same period in 2000. The allowance for loan loss as a percentage of total loans was 1.47% at June 30, 2001, 1.55% at December 31, 2000, and 1.50% at June 30, 2000. The
total nonperforming loans at June 30, 2001 was $554,000 compared to none at June 30, 2000. The nonaccrual loans at June 30, 2001 consists of three loans of which two make up $508,000 of the total amount. These two loans are secured by commercial special purpose properties with appraised values in excess of the loan balance. We anticipate minimal or no loss on these loans due to the collateral value of the properties. The past due loans at June 30, 2001 consists of several loans, of which $234,000 is secured by real estate which also is believed to be adequately secured. Net charge-offs for the six months ended June 30, 2001 were $20,000 compared to $24,000 for the same period in 2000. Management believes the allowance for loan loss at June 30, 2001 is adequate to meet any future losses in the loan portfolio.

At June 30, 2001 and 2000, nonaccrual, past due, and restructured loans were as follows:


                                                   June 30,         June 30,
                                                     2001             2000
                                                   --------         --------
                                                     (Dollars in thousands)

      Total nonaccruing loans                       $ 554            $ -
      Loans contractually past due ninety days
        or more as to interest or principal
        payments and still accruing                   277             50
      Restructured loans                                -              -

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2001 and 2000 is as follows:


                                                                          Six Months Ended
                                                                               June 30,
                                                                        ------------------------
                                                                          2001            2000
                                                                        -------         -------
                                                                         (Dollars in thousands)

Average amount of loans outstanding                                     $45,752          $37,481
                                                                        =======          =======
Balance of allowance for loan losses at beginning of period             $   679          $   508
Loans charged off
   Commercial and financial                                                 (19)              (7)
   Real estate                                                              (45)             (34)
   Installment                                                              (68)             (46)
                                                                        -------          -------
                                                                           (132)             (87)
                                                                        -------          -------
Loans recovered
   Commercial and financial                                                   5                3
   Real estate                                                               47                3
   Installment                                                               60               57
                                                                        -------          -------
                                                                            112               63
                                                                        -------          -------

Net charge-offs                                                             (20)             (24)
                                                                        -------          -------

Additions to allowance charged to operating expense during period            35              127
                                                                        -------          -------

Balance of allowance for loan losses at end of period                       694              611
                                                                        =======          =======

Ratio of net loans charged-off during the
   period to average loans outstanding                                      .04%             .06%
                                                                        =======          =======

Other Income. Other income increased by $99,000 and $199,000 for the quarter and six months ended June 30, 2001, respectively, compared to the same period in 2000. The single most significant difference which affected both periods was increases of $55,000 and $123,000 in service charges on deposit accounts for 2001 and 2000, respectively.

Other Expenses. Other expenses increased by $272,000 and $352,000 for the three and six months ended June 30, 2001 as compared to the same periods in 2000. The most significant increases in 2001 are increases of $77,000 and $135,000 in salaries and employee benefits for the three and six month periods ended June 30, 2001. During the same periods, other operating expenses increased by $167,000 and $158,000, respectively. The increase in salaries and employee benefits for both the three and six month periods represents normal increases in salaries, an increase in overtime pay of $44,000 related to special projects, and an increase in the number of employees. At June 30, 2001, the number of full-time equivalent employees was 46 compared to 43 at June 30, 2000.
Occupancy and equipment expenses have increased for the six months ended June 30, 2001 by $59,000 as compared to the same period in 2000. The primary reason for the increase is an increase of $51,000 in computer expenses. The increases in other operating expenses include increases in expenses directly related to increased activity in both loans and deposits. In addition, we incurred during the second quarter, other losses totaling $114,000.

Income Taxes. Income tax expense decreased by $33,000 for the quarter ended June 30, 2001 and increased by $65,000 for the six months ended June 30, 2001 as compared to 2000. The effective tax rate for 2001 and 2000 was 26% and 22%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $92,000 for the three months ended June 30, 2001 and increased by $89,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The decrease in net income for the second quarter is partly due to the other losses incurred during the second quarter.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 26, 2001. A total of 300,685 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

         (a) The following directors were elected:

         Directors                      For       Against  Abstain
         ---------                    -------     -------  -------

         George G. Andrews            300,685        -        -
         Dr. Gloria Campbell D'Hue    300,685        -        -
         J. Al Cochran                300,685        -        -
         Keith E. Evans               300,685        -        -
         Leon Goodrum                 300,685        -        -
         Agnes H. Harper              300,685        -        -
         Charles W. Harrison          300,685        -        -
         Robert A. Holmes             300,685        -        -
         Moses M. Jones               300,685        -        -
         Marian S. Jordan             300,685        -        -
         Kaneta R. Lott               300,685        -        -
         Donald F. Marshall           300,685        -        -
         George C. Miller, Jr.        300,685        -        -
         Elvin Mitchell, Sr.          300,685        -        -
         Roy W. Sweat                 300,685        -        -
         William Thomas               300,685        -        -
         Cordy T. Vivian              300,685        -        -


Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAPITOL CITY BANCSHARES, INC.



Date:  August 13, 2001                /s/ George G. Andrews
       --------------------         -------------------------
                                    George G. Andrews
                                    President and Director



Date:  August 13, 2001                /s/ Kevin M. Sharpe
       --------------------         -------------------------
                                    Kevin M. Sharpe
                                    Vice President and
                                    Chief Financial Officer