Form 10QSB
period 2001-09-30
CAPITOL CITY BANCSHARES INC
filed 2001-11-13
CIK 1070295

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 2001
                                     -----------------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________  to __________

                      Commission File Number:  000-25227

                         Capitol City Bancshares, Inc.
         ------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Georgia                                           58-2452995
-------------------------------                    -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

                 562 Lee Street, S.W., Atlanta, Georgia 30310
         -------------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 752-6067
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
             -----------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No  ____
    -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 532,088; $6 par value

Transitional Small Business Disclosure Format (Check One)  Yes _____   No  X
                                                                          ---

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.    Financial Statements (unaudited)

              Condensed Consolidated Balance Sheet
                as of September 30, 2001.................................      3

              Condensed Consolidated Statements of Income and
                Comprehensive Income for the Three and Nine
                Months Ended September 30, 2001 and 2000.................      4

              Condensed Consolidated Statements of Cash Flows For The
                Nine Months Ended September 30, 2001 and 2000............      5

              Notes to Condensed Consolidated Financial Statements.......      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   7-12

Part II  Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................     13

Signatures...............................................................     14

                        PART I - FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                       Assets
                       ------
Cash and due from banks                                                      $     2,202,796
Interest-bearing deposits in banks                                                    67,524
Federal funds sold                                                                   318,000
Securities available-for-sale, at fair value                                      21,290,086

Loans                                                                             51,170,422
Less allowance for loan losses                                                       714,246
                                                                             ---------------
          Loans, net                                                              50,456,176
                                                                             ---------------
Premises and equipment                                                             3,075,432
Other assets                                                                         792,563
                                                                             ---------------
          Total assets                                                       $    78,202,577
                                                                             ===============

         Liabilities and Stockholders' Equity
         ------------------------------------

Deposits
    Noninterest-bearing                                                      $    19,063,661
    Interest-bearing                                                              49,806,446
                                                                             ---------------
          Total deposits                                                          68,870,107
Note payable                                                                         183,500
Other liabilities                                                                    860,938
                                                                             ---------------
          Total liabilities                                                       69,914,545
                                                                             ---------------

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                        3,192,528
    Capital surplus                                                                2,128,352
    Retained earnings                                                              2,658,011
    Accumulated other comprehensive income                                           309,141
                                                                             ---------------
          Total stockholders' equity                                               8,288,032
                                                                             ---------------
          Total liabilities and stockholders' equity                         $    78,202,577
                                                                             ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                      Three Months Ended            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                  ---------------------------   ---------------------------
                                                                      2001           2000           2001           2000
                                                                  ------------   ------------   ------------   ------------
Interest income
    Loans                                                         $  1,213,238   $  1,175,508   $  3,623,615   $  3,232,109
    Taxable securities                                                 177,114        109,840        547,282        336,298
    Nontaxable securities                                              115,333        103,260        342,196        307,747
    Federal funds sold                                                  15,578         20,633         72,656         50,959
                                                                  ------------   ------------   ------------   ------------
              Total interest income                                  1,521,263      1,409,241      4,585,749      3,927,113
                                                                  ------------   ------------   ------------   ------------

Interest expense
    Deposits                                                           589,625        481,438      1,779,275      1,341,878
    Other borrowings                                                     3,057          4,144         10,499          9,746
                                                                  ------------   ------------   ------------   ------------
                                                                       592,682        485,582      1,789,774      1,351,624
                                                                  ------------   ------------   ------------   ------------

              Net interest income                                      928,581        923,659      2,795,975      2,575,489
Provision for loan losses                                              245,000             --        280,000        126,742
                                                                  ------------   ------------   ------------   ------------
              Net interest income after provision for loan losses      683,581        923,659      2,515,975      2,448,747
                                                                  ------------   ------------   ------------   ------------

Other income
    Service charges on deposit accounts                                385,324        373,638      1,159,287      1,024,152
    Gain (loss) on sale of securities available-for-sale                 7,370             --          7,370         (1,353)
    Other operating income                                              54,903         28,761        165,640         65,639
                                                                  ------------   ------------   ------------   ------------
              Total other income                                       447,597        402,399      1,332,297      1,088,438
                                                                  ------------   ------------   ------------   ------------

Other expenses
    Salaries and employee benefits                                     475,405        411,579      1,359,569      1,160,496
    Occupancy and equipment expenses                                   216,853        159,964        580,118        464,117
    Other operating expenses                                           367,708        263,207      1,051,521        789,020
                                                                  ------------   ------------   ------------   ------------
              Total other expenses                                   1,059,966        834,750      2,991,208      2,413,633
                                                                  ------------   ------------   ------------   ------------

              Net income before income taxes                            71,212        491,308        857,064      1,123,552

Income tax expense                                                      (8,168)       169,910        196,252        309,379
                                                                  ------------   ------------   ------------   ------------

              Net income                                                79,380        321,398        660,812        814,173
                                                                  ------------   ------------   ------------   ------------

Other comprehensive income
    Unrealized gains on securities available-for-sale
       arising during period, net of tax                               117,316        142,411        467,586        121,940
    Reclassification adjustment for (gains) losses realized
       in net income, net of tax                                        (4,864)            --         (4,864)           893
                                                                  ------------   ------------   ------------   ------------
              Other comprehensive income                               112,452        142,411        462,722        122,833
                                                                  ------------   ------------   ------------   ------------

    Comprehensive income                                          $    191,832   $    463,809   $  1,123,534   $    937,006
                                                                  ============   ============   ============   ============

Basic earnings per share                                          $       0.15   $       0.60   $       1.24   $       1.53
                                                                  ============   ============   ============   ============

Diluted earnings per share                                        $       0.14   $       0.54   $       1.19   $       1.38
                                                                  ============   ============   ============   ============

Cash dividends declared per share                                 $         --   $         --   $       0.10   $       0.10
                                                                  ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                               2001              2000
                                                                           -------------     -------------
OPERATING ACTIVITIES
    Net income                                                             $     660,812     $     814,173
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                             180,217           171,378
        Provision for loan losses                                                280,000           126,742
        Realized (gain) loss on sale of securities                                (7,370)            1,353
        Other operating activities                                               105,144           (41,755)
                                                                           -------------     -------------

              Net cash provided by operating activities                        1,218,803         1,071,891
                                                                           -------------     -------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (5,007,704)       (1,792,439)
    Proceeds from sale of securities available-for-sale                        1,490,000           223,621
    Proceeds from maturities of securities available-for-sale                  3,949,068         1,488,317
    Net increase in interest-bearing deposits                                    (62,509)               --
    Net decrease in federal funds sold                                         1,371,000           244,000
    Net increase in loans                                                     (7,667,070)       (7,805,525)
    Purchase of premises and equipment                                          (801,916)         (165,967)
    Proceeds from sale of equipment                                               10,000                --
                                                                           -------------     -------------

              Net cash used in investing activities                           (6,719,131)       (7,807,993)
                                                                           -------------     -------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   4,674,050         7,103,414
    Proceeds from note payable                                                        --            86,200
    Repayment of note payable                                                         --           (18,175)
    Payment of dividends                                                         (53,209)          (53,209)
                                                                           -------------     -------------

              Net cash provided by financing activities                        4,620,841         7,118,230

Net increase (decrease) in cash and due from banks                              (879,487)          382,128

Cash and due from banks, beginning of period                                   3,082,283         2,378,710
                                                                           -------------     -------------

Cash and due from banks, end of period                                     $   2,202,796     $   2,760,838
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

          The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share for the periods ended September 30, 2001 and 2000.

                                                                           Three Months Ended                  Nine Months Ended
                                                                             September 30,                       September 30,
                                                                        -------------------------          -------------------------
                                                                            2001           2000                2001          2000
                                                                        -----------    ----------          -----------    ----------
           Net income                                                   $   79,380     $  321,398          $  660,812     $  814,173
                                                                        ==========     ==========          ==========     ==========
           Weighted average common shares outstanding                      532,088        532,088             532,088        532,088
           Net effect of the assumed exercise of stock
              options based on the treasury stock method
              using the average market price for the period                 24,505         58,082              21,015         56,826
                                                                        ----------     ----------          ----------     ----------
           Total weighted average common shares and
              common stock equivalents outstanding                         556,593        590,170             553,103        588,914
                                                                        ==========     ==========          ==========     ==========
           Diluted earnings per common share                            $     0.14     $     0.54          $     1.19     $     1.38
                                                                        ==========     ==========          ==========     ==========

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

Forward-Looking Statements

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "may," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Atlanta, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

FINANCIAL CONDITION

Total assets increased from $72.3 million to $78.2 million, or 8.2% for the nine months ended September 30, 2001. The increase in total assets in 2001 is less than the 14.3% growth for the same period in 2000; however, the current year's growth is consistent with management's expectations. The growth in both periods continues to be funded primarily from increases in total deposits, which increased by $4.7 million and $7.1 million, respectively. The most significant change in assets was the increase of $7.4 million in total loans. This increase was funded with the increase in deposits and reductions in cash and due from banks and federal funds sold. Management continually attempts to invest excess liquidity in loans, which provide greater returns. The loan to deposit ratio at September 30, 2001 was 74% compared to 72% at September 30, 2000. Total loans have increased by $9.5 million since September 30, 2000 and for the same period, total deposits have increased by $10.7 million.

Stockholders' equity increased by $1.1 million for the nine months ended September 30, 2001. This net increase consists of net income of $661,000, less dividends paid of $53,000 and the recovery of unrealized losses on securities of $463,000. The recovery of the unrealized losses on securities has been significantly affected by the continual decrease in interest rates.

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

At September 30, 2001, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 26.38% at September 30, 2001.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2001, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2001 are as follows:

                                                                  Regulatory
                                                                   Minimum
                                    Company         Bank          Requirement
     Leverage Capital Ratio         10.10%         10.31%           4.00%
     Risk-Based Capital Ratios
        Core Capital                13.43%         13.71%           4.00%
        Total Capital               14.63%         14.91%           8.00%

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $5,000 and $220,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same period in 2000. The increase in net interest income for the nine month periods ended September 30, 2001 is attributable to an increase in earning assets of $10.7 million as compared to September 30, 2000. As noted above, loans increased during this period by $9.5 million, which provide greater yields to the Company. The annualized net yield on total loans for the nine months ended September 30, 2001 and 2000 was approximately 10.47%. During this same period, total deposits increased by $10.7 million, which included an increase of $8.8 million in interest-bearing deposits and an increase of $1.9 million in non-interest bearing deposits. The overall result of an increase or decrease in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin decreased to 5.26% at September 30, 2001 as compared to 6.07% at September 30, 2000, and 5.32% at June 30, 2001. In the current declining interest rate environment, our interest-earning assets are repricing at a faster pace than our interest-bearing liabilities. The effect is a decline in our yield on interest-bearing assets and net interest margin. The effects of the changing rate environment is evident by the minimal increase in net interest income for the three months ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $280,000 was made during the nine month period ending September 30, 2001 based upon this evaluation process as compared to $127,000 for the same period in 2000. The allowance for loan loss as a percentage of total loans was 1.40% at September 30, 2001 compared to 1.49% at September 30, 2000. The increase in the provision for the three and nine months ended September 30, 2001 as compared to 2000 reflects the overall increase in loans, the increase in past due loans over 90 days, the increase in nonaccruing loans, and the volume of charge-offs recognized during the nine month period ended September 30, 2001. During the third quarter of 2001, we have experienced significant changes in our loan portfolio. Nonaccrual loans increased for the three month period to $819,000 from $554,000 at June 30, 2001. There were no nonaccrual loans as of September 30, 2000. Sixty percent of the total nonaccrual loans are secured by two commercial real estate loans with appraised values in excess of their carrying amounts. Due to the special purpose of these properties, the holding period could be longer than normal in the event of foreclosure. Past due loans greater than 90 days decreased by $226,000 for the same three month period due to the reclassification of certain loans to nonaccrual status. The $51,000 of past due loans greater than 90 days consist entirely of commercial loans. Management believes the allowance for loan loss at September 30, 2001 is adequate to meet any future losses in the loan portfolio.

At September 30, 2001 and 2000, nonaccrual, past due, and restructured loans were as follows:

                                                                 September 30,    September 30,
                                                                   2001              2000
                                                                -------------------------------
                                                                   (Dollars in thousands)
         Total nonaccruing loans                                      $ 819          $   -
         Loans contractually past due ninety days
           or more as to interest or principal
           payments and still accruing                                   51            336
         Restructured loans                                               -              -

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2001 and 2000 is as follows:

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ----------------------------
                                                                            2001             2000
                                                                       -----------       ----------
                                                                          (Dollars in thousands)
Average amount of loans outstanding for the period                     $    46,159       $   38,708
                                                                       ===========       ==========

Balance of allowance for loan losses at beginning of period            $       679       $      508
                                                                       -----------       ----------
Loans charged off
   Commercial                                                                  (40)              (7)
   Real estate                                                                (253)             (34)
   Installment                                                                (106)             (58)
                                                                       -----------       ----------
                                                                              (399)             (99)
                                                                       -----------       ----------
Loans recovered
   Commercial                                                                    7                3
   Real estate                                                                  85                9
   Installment                                                                  62               75
                                                                       -----------       ----------
                                                                               154               87
                                                                       -----------       ----------

Net charge-offs                                                               (245)             (12)
                                                                       -----------       ----------

Additions to allowance charged to operating expense during period              280              127
                                                                       -----------       ----------

Balance of allowance for loan losses at end of period                          714              623
                                                                       ===========       ==========

Ratio of net loans charged-off during the
   period to average loans outstanding                                         .53%             .03%
                                                                       ===========       ==========

Charge-offs and net charge-offs increased by $267,000 and $225,000 during the third quarter of 2001. Charge-offs and net charge-offs increased by $300,000 and $233,000 as compared to the same period in 2000. The most significant increase was increases of $208,000 and $219,000 in real estate loans compared to June 30, 2001 and September 30, 2000, respectively. During the third quarter, we charged off one loan in the amount of $208,000. This loan was previously classified by management. We continue to experience higher than expected charge-offs, past due loans and nonaccrual loans as compared to prior years. The decline in the quality of the loan portfolio is believed to be attributable to the decline in the overall economy as evidenced by the overall increase in bankruptcies, past dues and net charge-offs.

Other Income. Other income increased by $45,000 and $244,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The single most significant difference which affected both periods was increases of $12,000 and $135,000 in service charges on deposit accounts for the three and nine months ended September 30, 2001 compared to the same periods in 2000. Service charges on deposit accounts include various types of service charges, including non-sufficient funds fees on checking accounts which accounted for approximately 63% and 65% of service charges on deposit accounts for the nine months ended September 30, 2001 and 2000, respectively. This source of other income is representative of the large consumer and small business base of customers.

Other Expenses. Other expenses increased by $225,000 and $577,000 for the three and nine months ended September 30, 2001 as compared to the same period in 2000. For the three and nine month periods ended September 30, 2001, salaries and employee benefits increased by $64,000 and $199,000, respectively, as compared to the same periods in 2000. The increase in salaries and employee benefits for both the three and nine month periods represents normal increases in salaries and an increase in the number of employees. At September 30, 2001, the number of full-time equivalent employees was 53 compared to 42 at September 30, 2000. The increase in employees is due to the opening of our new Albany, Georgia branch, combined with continued overall growth.

The increases in occupancy and equipment expenses for both the three and nine month periods is due to the opening of the Albany branch, in addition to increased data processing costs of $79,000 for the nine month period in 2001 compared to the same period in 2000.

Other operating expenses increased by $105,000 and $263,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase in other expenses is not attributable to any one particular item or transaction. The increases represent additional operating expenses directly related to loan growth, deposit growth, the opening of the Albany branch, including supplies, increased collection expenses and increased other operating losses of $65,000.

Income Taxes. Income tax expense decreased by $178,000 and $113,000 for the three and nine months ended September 30, 2001 as compared to 2000. The effective tax rate for 2001 and 2000 was 23% and 28%, respectively. The effective tax rate continues to be significantly less than the statutory tax rate due to nontaxable interest income on securities. Additionally, the significant decrease in net income for the third quarter 2001 resulted in a tax benefit for the quarter ended September 30, 2001.

Net Income. Net income decreased by $242,000 and $153,000 for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease is the result of several different factors, including the decline in the net interest margin, increased loan loss provisions and increased operating expenses.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K.

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAPITOL CITY BANCSHARES, INC.



Date:  November 13, 2001            /s/ George G. Andrews
       -----------------            -----------------------------
                                    George G. Andrews
                                    President and Director


Date:  November 13, 2001            /s/ Kevin M. Sharpe
       -----------------            -----------------------------
                                    Kevin M. Sharpe
                                    Vice President and
                                    Chief Financial Officer