Form 10KSB
period 2001-12-31
CAPITOL CITY BANCSHARES INC
filed 2002-04-01
CIK 1070295

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                   58-1994305
                        --------------------------------
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

                                                                   YES X  NO
                                                                            ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

     The Registrant's revenues for its most recent fiscal year ended December 31, 2001 were $7,775,516.

     The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 22, 2002, was $2,834,760. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price, as of a specified date within the past 60 days prior to the date of filing. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's common stock as of March 6, 2002, was 532,088 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   ----

                          CAPITOL CITY BANCSHARES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

 Item                                                                                                   Page
Number                                                                                                 Number
------                                                                                                 ------
                                                      PART I

1.       Description of Business.....................................................................       3
2.       Description of Property.....................................................................      16
3.       Legal Proceedings...........................................................................      17
4.       Submission of Matters to a Vote of Security Holders.........................................      17

                                                      PART II

5.       Market for Registrant's Common Stock and Related Security Holder Matters....................      17
6.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................      19
7.       Consolidated Financial Report...............................................................      36
8.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................................................      57

                                                     PART III

9.       Directors and Principal Officers of the Registrant..........................................      57
10.      Executive Compensation......................................................................      60
11.      Security Ownership of Certain Beneficial Owners and Management..............................      63
12.      Certain Relationships and Related Transactions..............................................      65

                                                      PART IV

13.      Exhibits and Reports on Form 8-K............................................................      66

                                     PART I

ITEM ONE. DESCRIPTION OF BUSINESS.
--------  -----------------------

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

     Capitol City Bank & Trust Company (the "Bank") is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from five locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083 and 301 W. Oglethorpe Boulevard, Albany, Georgia 31707.

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

     The data processing work of the Bank is processed with Intercept of Thomson, Georgia. The Bank issues credit cards through its affiliation with The Bankers Bank. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

     The Bank serves the residents of the City of Atlanta and Fulton, DeKalb and Dougherty Counties. Atlanta, Fulton County and Dougherty County have populations of approximately 450,000, 1,250,000 and 128,000, respectively. Each of these areas have a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capitol of the State of Georgia, with a significant number of residents employed in government.

     As of December 31, 2001, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank's securities portfolio.

Bank Operations.
---------------

     Capitol City Bancshares, Inc.
     ----------------------------

     Capitol City Bancshares, Inc. (the "Company") owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

     Capitol City Bank and Trust Company
     -----------------------------------

     The Bank's main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space. On July 16, 2001, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. The branch operates six days a week and is a full-service facility.

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

Competition
-----------

     The banking business in the City of Atlanta and Fulton, DeKalb and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In Atlanta, there are branches of Bank of America, SunTrust, Wachovia, and First Union among many others. In Albany, there are also branches of Heritage Bank, Albany Bank & Trust and Security Bank & Trust Company of Albany. In addition to these banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank's market.

Employees
---------

     As of December 31, 2001, the Company had 61 full-time employees and 10 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

     Source of Strength to Subsidiary Banks.
     ---------------------------------------

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

     Capital Requirements.
     ---------------------

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

     As of December 31, 2001, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.63% and 12.70%, respectively. For a more detailed analysis of the Company and the Bank's regulatory requirements see Note 12 to the Notes to Consolidated Financial Statements.

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

     To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2001, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2001.

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

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. As a result of the Bank's most recent CRA examination, the Bank received a "satisfactory" CRA rating.

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

     The Bank maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately

475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 4 to Financial Statements, located in Item 7 of this Form 10-KSB, below.

     The Bank also maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window. The Bank opened a new branch in 2001 that it owns at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707.

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

ITEM FOUR. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
---------  ---------------------------------------------------

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM FIVE. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
---------  --------------------------------------------------------------------
MATTERS.
--------

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

===============================================
                   HIGH SELLING     LOW SELLING
    YEAR              PRICE           PRICE
-----------------------------------------------
2001
First Quarter         $12.50          $12.00
-----------------------------------------------
Second Quarter        $12.50          $12.00
-----------------------------------------------
Third Quarter         $12.50          $12.00
-----------------------------------------------
Fourth Quarter        $15.00          $15.00
-----------------------------------------------
2000
First Quarter         $12.00          $11.00
-----------------------------------------------
Second Quarter        $12.00          $11.00
-----------------------------------------------
Third Quarter         $12.00          $11.00
-----------------------------------------------
Fourth Quarter        $12.00          $11.00
===============================================

As of December 31, 2001, the Company had approximately 1,152 shareholders of record of the Company's common stock.

     Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in the first quarter of 2001 of $.10 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Summary

During 2001, we continued to experience strong growth in total assets, total interest-earning assets, and total deposits. As of December 31, 2001, we reported total assets of $85.3 million, an increase of 18.0% over 2000. Total interest-earning assets and total deposits increased by $13.0 million, or 19.5% and $11.9 million, or 18.5%, respectively, as of December 31, 2001. Net income for the year ended December 31, 2001 decreased by $81,000 as compared to the year ended December 31, 2000.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2001, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available-for-sale, selling participations in loans and accessing available funds through various borrowing arrangements.

At December 31, 2001, our capital to asset ratios were considered adequate based on guidelines established by regulatory authorities. During 2001, our total equity increased by $1.1 million. This increase consists of net income of $885,000 and increases in unrealized gains on securities available-for-sale, net of tax, of $258,000. At December 31, 2001, our total capital amounted to approximately $8,308,000 and we are considered well-capitalized based on regulatory guidelines.

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

                                 BALANCE SHEETS

Total assets increased approximately $13.0 million or 18.0% from 2000 to 2001 compared to an increase of $14.7 million for the year ended December 31, 2000. The majority of the increase in assets is an increase in total loans of $6.4 million, or 14.6% and an increase in securities of $5.2 million, or 24.9%. Premises and equipment increased by $708,000 for the year ended December 31, 2001. The majority of this increase reflects the costs incurred in purchasing the land and building of our Albany, Georgia branch. The remaining costs to be incurred approximate $640,000 related to the Albany branch.

We opened our Albany branch location in the third quarter of 2001. Based on our original analysis and the early results, we believe that the Albany branch will provide a tremendous opportunity for us to serve the Albany market and continue to grow our Company.

The increase in assets was funded primarily by an increase in deposits of $11.9 million or 18.5% as compared to a $13.1 million increase in 2000. The net increase was made up of an increase in noninterest-bearing demand deposits of $5.8 million and an increase in interest-bearing deposits of $6.1 million. Time deposits of $100,000 or more increased during this same time period by $2.1 million, to $21.3 million. Noninterest-bearing deposits accounted for 32% and 29% of total deposits at December 31, 2001 and 2000, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin.

Average total assets increased $14.2 million from 2000 to 2001. Average interest-earning assets increased $13.3 million from 2000 to 2001, including an increase in average loans of $7.8 million. Average interest-bearing liabilities increased during the same period by $9.1 million from $40.2 million to $49.3 million. These increases in average balances for the year ended December 31, 2001 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year actually reflect increases of 22.1% and 19.6%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, continue to include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values in our market area are stable, although the overall economy in the United States has been severely impacted by the events of September 11, 2001. The effects of September 11, 2001 on us have been directly related to the decrease in prime interest rates, which were already declining prior to the cuts in prime interest rates subsequent to September 11th. In a decreasing interest rate environment, assets and liabilities are repriced based on their individual repricing opportunities. We were asset sensitive, which has negatively impacted net income. Unemployment trends have shown signs of increasing and we have experienced an increase in loan losses, primarily in consumer loans, with the exception of one large real estate loss in 2001.

We constantly attempt to reduce economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of our borrowers and monitoring the borrower's financial position. Also, we periodically review our lending policies and procedures to insure that we are complying with external rules and regulations as well as internal expectations. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of our statutory capital and unsecured loan relationships that exceed 15% of statutory capital.

                              RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits in banks, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits and notes payable.

The yield on interest-earning assets decreased by 81 basis points to 8.36% in 2001, as compared to 9.17% in 2000. The net yield on average interest-earning assets decreased 78 basis points to 5.16% during 2001 from 5.94% during 2000. The yield on interest-bearing liabilities decreased only 5 basis points to 4.72% in 2001 compared to 4.77% in 2000. The decrease in the yield on interest-earning assets and the net yield on average interest-earning assets is primarily the result of the decrease in yield on loans, which decreased by 109 basis points. Average loans represented 65% and 67% of total interest-earning assets at December 31, 2001 and 2000, respectively. The decrease in net yield on average interest-earning assets is the result of being asset sensitive during a declining interest rate environment. Fortunately, due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2001 as compared to the same period in 2000. The net effect on net interest income was an increase of $221,000, or 6.7% as compared to 2000.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2001 from $187,000 to $280,000, or by $93,000.

Total loan charge-offs increased by 250% from $119,000 in 2000 to $415,000 for the year ended 2001, while recoveries increased from $102,000 to $226,000 resulting in net charge-offs of $189,000 and $16,000 for the years ended December 31, 2001 and 2000, respectively. The increase in net charge-offs of $173,000 resulted in a net charge-off to average loans ratio of .40% in 2001 as compared to .04% in 2000. As mentioned earlier, the majority of the number of charge-offs in 2001 consisted of consumer loans, although one real estate loss accounted for the single largest individual loss. The loss incurred in 2001 in the real estate portfolio is believed to be an isolated instance, and management believes there is potential for some recovery of the loss. The other losses incurred in 2001 indicate a trend consistent with recessionary times which we have been experiencing throughout most of 2001. During the first quarter of 2002, we have reason to believe that this trend may be gradually changing for the better.

Our allowance for loan loss was $770,000 at December 31, 2001 compared to $679,000 at December 31, 2000. The allowance as a percentage of total loans decreased slightly to 1.54% in 2001 as compared to 1.55% in 2000. As of December 31, 2001, there were $1.0 million of impaired loans as compared to $7,000 in 2000. Impaired loans consist of nonaccrual loans and we have determined that a valuation allowance of approximately $51,000 is required for these loans. Due to collateral values on the underlying collateral, no additional losses are anticipated. Past due loans greater than 90 days decreased significantly at December 31, 2001 as compared to 2000, decreasing from $580,000 to $20,000. The decrease is a combination of loans being charged off and movement to nonaccrual status. Considering all these circumstances, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2001.

Other income increased $230,000 or 15.7% in 2001 compared to an increase of $139,000 in 2000. These increases continue to consist primarily of increases in service charges on deposit accounts which increased by $198,000 and $111,000, respectively. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 70% and 72% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2001 and 2000, respectively.

Other expenses increased $469,000 or 13.4% during 2001 compared to $627,000 in 2000. The increase is due partially to an increase in salaries and employee benefits of $267,000. The increase in salaries and employee benefits is due to increases in number of employees, overall employee salaries, benefits, profit sharing contributions and annual increases. The number of employees increased in 2001 to 54 from 41. The significant increase in number of employees during the year is directly related to the opening of the Albany branch. The opening of the Albany branch also explains the majority of the increase in equipment and occupancy expenses. Other operating expenses increased $146,000 in 2001 as compared to $442,000 in 2000. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increase in other expenses was an increase of $100,000 in computer expenses which is directly related to the increased volume of loan and deposit activity. Typically, as volume increases, there is an incremental increase in these many individual expense items.

During 2001, we recognized income tax expense of $308,000 compared to $337,000 in 2000. The effective tax rate was 26% for the years ended December 31, 2001 and 2000. We continue to invest in tax-free securities as a means of maximizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

                                                        Years Ended December 31,
                                                            2001      2000
                                                           -------   -------
                                                         (Dollars in Thousands)
              ASSETS

Cash and due from banks                                    $ 2,527   $ 2,414
Taxable securities                                          11,821     8,680
Nontaxable securities                                       10,681     9,698
Unrealized gains (losses) on securities
   available-for-sale                                          251      (649)
Federal funds sold                                           2,726     1,341
Loans (2)(3)                                                47,449    39,684
Allowance for loan losses                                     (653)     (567)
Other assets                                                 3,642     3,651
                                                           -------   -------
                                                           $78,444   $64,252
                                                           =======   =======

Total interest-earning assets                              $72,677   $59,403
                                                           =======   =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                            $20,149   $16,726
     Interest-bearing demand and savings                    13,693    11,776
     Time                                                   35,404    28,239
                                                           -------   -------
              Total deposits                                69,246    56,741
Notes payable                                                  184       165
Other liabilities                                              922       726
                                                           -------   -------
              Total liabilities                             70,352    57,632
                                                           -------   -------
Stockholders' equity (4)                                     8,092     6,620
                                                           -------   -------
                                                           $78,444   $64,252
                                                           =======   =======

     Total interest-bearing liabilities                    $49,281   $40,180
                                                           =======   =======

(1)  Average balances were determined using the daily average balances.
(2) Nonaccrual loans of $584,000 and $6,000 are included in the average balances of loans for 2001. and 2000, respectively.
(3)  Loans are net of deferred loan fees and unearned interest.
(4) Includes net unrealized losses on securities available-for-sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                         Years Ended December 31,
                                                        2001                 2000
                                                        ----                 ----
                                                            Average              Average
                                                 Interest    Rate     Interest    Rate
                                                 --------   -------   --------   -------
                                                          (Dollars in Thousands)
INTEREST INCOME:
  Interest on loans(1)                            $4,799     10.11%    $4,446     11.20%
  Interest on taxable securities                     711      6.01        504      5.81
  Interest on nontaxable securities(2)               467      4.37        412      4.25
  Interest on federal funds sold                      96      3.52         84      6.26
                                                  ------               ------
  Total interest income                           $6,073      8.36     $5,446      9.17
                                                  ------               ------

INTEREST EXPENSE:
  Interest on interest-bearing demand
    and savings deposits                             410      2.99        383      3.25
  Interest on time deposits                        1,901      5.37      1,521      5.39
  Interest on notes payable                           13      7.07         14      8.48
                                                  ------               ------
  Total interest expense                          $2,324      4.72     $1,918      4.77
                                                  ------               ------

NET INTEREST INCOME                               $3,749               $3,528
                                                  ======               ======

  Net interest spread                                         3.64%                4.40%
                                                              ====                =====
  Net yield on average interest-earning assets                5.16%                5.94%
                                                              ====                =====

(1) Interest on loans includes approximately $457,000 and $359,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively.
(2) Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

                                           2001 vs. 2000
                                          Changes Due To:
                                          ---------------
                                                        Increase
                                      Rate    Volume   (Decrease)
                                      ---------------------------
                                        (Dollars in Thousands)
Increase (decrease) in:
  Interest on loans                   $(461)  $  814      $353
  Interest on taxable securities         18      189       207
  Interest on nontaxable securities      12       43        55
  Interest on federal funds sold        (48)      60        12
                                      -----   ------      ----
    Total interest income              (479)   1,106       627
                                      =====   ======      ====

  Interest on interest-bearing
    demand and savings deposits         (32)      59        27
  Interest on time deposits              (6)     386       380
  Interest on note payable               (3)       2        (1)
                                      -----   ------      ----
         Total interest expense         (41)     447       406
                                      -----   ------      ----

         Net interest income          $(438)  $  659      $221
                                      =====   ======      ====

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

At December 31, 2001, our cumulative one year interest rate sensitivity gap ratio was 91%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning liabilities will reprice during this period at a rate slightly faster than our interest-bearing assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                   After      After
                                                   Three       One
                                                   Months    Year But
                                         Within     But       Within    After
                                         Three     Within      Five      Five
                                         Months   One Year    Years     Years      Total
                                        -------   --------   --------   -------   -------
                                                       (Dollars in Thousands)
                                        -------------------------------------------------
Interest-earning assets:
     Interest-bearing deposits          $    70   $     --    $    --   $    --   $    70
     Federal funds sold                   2,953         --         --        --     2,953
     Securities                           6,187        560     10,511     8,994    26,252
     Loans                               27,116      2,475     15,543     5,000    50,134
                                        -------   --------    -------   -------   -------
                                        $36,326   $  3,035    $26,054   $13,994   $79,409
                                        -------   --------    -------   -------   -------

Interest-bearing liabilities:
     Interest-bearing demand
        deposits and savings             15,060         --         --        --    15,060
     Certificates, less than
        $100,000                          4,402      6,768      3,921        --    15,091
     Certificates, $100,000
          and over                        8,805      8,080      4,460        --    21,345
     Note payable                           184         --         --        --       184
                                        -------   --------    -------   -------   -------
                                        $28,451   $ 14,848    $ 8,381   $    --   $51,680
                                        -------   --------    -------   -------   -------

Interest rate sensitivity gap           $ 7,875   $(11,813)   $17,673   $13,994   $27,611
                                        =======   ========    =======   =======   =======

Cumulative interest rate
     sensitivity gap                    $ 7,875   $ (4,056)   $13,617   $27,611
                                        =======   ========    =======   =======

Interest rate sensitivity
     gap ratio                             1.35        .20       3.11        --
                                        =======   ========    =======   =======

Cumulative interest rate
     sensitivity gap ratio                 1.35        .91       1.27      1.54
                                        =======   ========    =======   =======

The table above indicates that we are within our target range and liability sensitive. The effect on us of being liability sensitive is that in a rising interest rate environment, the interest-bearing assets will reprice more slowly than interest-earning liabilities, therefore having a negative effect on net interest income. In a decreasing interest rate environment, a liability sensitive position would positively affect net interest income.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category. These deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 59% of the loan portfolio is comprised of loans that mature or reprice within one year.

                              SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

                                                               December 31,
                                                          2001            2000
                                                          (Dollars in Thousands)

U.S. Treasury and government agencies                    $13,877         $11,307
State and municipal securities                            12,257           9,620
Federal Home Loan Bank stock                                 118              86
                                                         -------         -------
                                                         $26,252         $21,013
                                                         =======         =======

Maturities

The amounts of debt securities in each category as of December 31, 2001 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

                                     U.S. Treasury and          State and
                                    Government Agencies         Municipal

                                    Amount    Yield (1)   Amount    Yield (1)(2)
                                    -------   ---------   -------   ------------
                                                (Dollars in Thousands)

One year or less                    $   337     7.80%     $   352       4.41%
After one through five years          4,686     6.94        3,125       5.37
After five through ten years            516     6.50        7,053       4.97
Greater than ten years                8,338     6.59        1,727       4.95
                                    -------               -------
                                    $13,877     6.74%     $12,257       5.06%
                                    =======               =======

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2) Yields on state and municipal securities are not stated on a tax-equivalent basis.

                                 LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                              December 31,
                                                        2001              2000
                                                       -------           -------
                                                        (Dollars in Thousands)

Commercial                                             $15,409           $13,579
Real estate-construction                                 2,421             1,972
Real estate-mortgage                                    26,751            23,544
Consumer                                                 5,582             4,629
Other                                                      142               178
                                                       -------           -------
                                                       $50,305           $43,902
                                                       =======           =======

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2001 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

                                                       Dollars in Thousands

One year or less                                             $15,356
After one through five years                                  26,266
After five years                                               8,683
                                                             -------
                                                             $50,305
                                                             -------

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost.

The following table summarizes loans at December 31, 2001 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

                                                       Dollars in Thousands

Predetermined interest rates                                 $18,244
Floating or adjustable interest rates                         16,705
                                                             -------
                                                             $34,949
                                                             -------

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                             December 31,
                                                                                        2001            2000
                                                                                       ------           -----
                                                                                       (Dollars in Thousands)
Loans accounted for on a nonaccrual basis                                              $1,048            $  7

Installment loans and term loans contractually
          past due ninety days or more as to interest
          or principal payments and still accruing                                         20             580
Loans,    the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial
          position of the borrower                                                         --              --
Loans     now current about which there are serious doubts as to the ability of the borrower to comply with present
          loan repayment terms                                                             --              --

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2001 is as follows:

Interest income that would have been recorded
on nonaccrual loans under original terms                $60,066
                                                        =======

Interest income that was recorded on nonaccrual loans   $18,234
                                                        =======

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

Following is an analysis of the significant off balance sheet financial instruments at December 31, 2001 and 2000.

                                  2001           2000
                                 ------         -------
                                 (Dollars in Thousands)

Commitments to extend credit     $3,591         $6,373
Standby letters of credit            73             72
                                 ------         ------
                                 $3,664         $6,445
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

                                                      Years Ended December 31,
                                                           2001      2000
                                                          -------   -------
                                                        (Dollars in Thousands)

Average balance of loans outstanding                      $47,449   $39,684
                                                          =======   =======

Balance of allowance for loan losses at
     beginning of year                                        679       508
                                                          -------   -------

Charge-offs:
   Installment                                               (126)      (70)
   Commercial                                                 (36)      (14)
   Real estate                                               (253)      (34)
                                                          -------   --------
                                                             (415)     (118)
                                                          -------   -------
Recoveries:
   Installment                                                 66        89
   Commercial                                                  15         4
   Real estate                                                145         9
                                                          -------   -------
                                                              226       102
                                                          -------   -------

Net charge-offs                                              (189)      (16)
                                                          -------   --------

Addition to allowance charged to operating expenses           280       187
                                                          -------   -------

Balance of allowance for loan losses                      $   770   $   679
                                                          =======   =======

Ratio of net loan charge-offs to average loans               0.40%     0.04%
                                                          =======   =======

                                    DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

                                           Years Ended December 31,
                                           2001             2000
                                           ----             ----
                                       Amount   Rate    Amount   Rate
                                      -------   ----   -------   ----
                                           (Dollars in Thousands)

Noninterest-bearing demand            $20,149     --%  $16,726     --%
Interest-bearing demand and savings    13,693   2.99    11,776   3.25
Time deposits                          35,404   5.37    28,239   5.39
                                      -------          -------
     Total                            $69,246   3.34   $56,741   3.36
                                      =======          =======

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2001 for the periods indicated.

                                   (Dollars in Thousands)

Three months or less                       $ 8,805
Over three through twelve months             8,080
Over twelve months                           4,460
                                           -------
         Total                             $21,345
                                           =======

                           RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders' equity to assets ratio for the years indicated.

                       Year Ended December 31,
                       -----------------------
                           2001      2000
                          -----     -----

Return on assets (1)       1.13%     1.50%
Return on equity (2)      10.94     14.59
Dividend payout  (3)       6.02      5.49
Equity to assets (4)      10.31     10.30

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average equity divided by average total assets.

Item 7.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001

                          INDEPENDENT AUDITOR'S REPORT
                           ON THE FINANCIAL STATEMENTS

To the Board of Directors
Capitol City Bancshares, Inc. and Subsidiary
Atlanta, Georgia

          We have audited the accompanying consolidated balance sheets of Capitol City Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capitol City Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
March 7, 2002

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
                               Assets
                               ------

Cash and due from banks                                       $ 2,629,401   $ 3,082,283
Interest-bearing deposits in banks                                 70,018         5,015
Federal funds sold                                              2,953,000     1,689,000
Securities available-for-sale                                  26,134,477    20,926,987
Restricted equity securities                                      117,500        86,000

Loans                                                          50,133,967    43,747,636
Less allowance for loan losses                                    769,758       678,530
                                                              -----------   -----------
          Loans, net                                           49,364,209    43,069,106
                                                              -----------   -----------

Premises and equipment                                          3,171,291     2,463,032
Other assets                                                      863,892       978,828
                                                              -----------   -----------

          Total assets                                        $85,303,788   $72,300,251
                                                              ===========   ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                       $24,593,395   $18,760,087
    Interest-bearing                                           51,495,639    45,435,970
                                                              -----------   -----------
          Total deposits                                       76,089,034    64,196,057
Notes payable                                                     183,500       183,500
Other liabilities                                                 723,537       702,986
                                                              -----------   -----------
          Total liabilities                                    76,996,071    65,082,543
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $6; 5,000,000  shares
        authorized, 532,088 issued and outstanding              3,192,528     3,192,528
    Capital surplus                                             2,128,352     2,128,352
    Retained earnings                                           2,882,489     2,050,408
    Accumulated other comprehensive income (loss)                 104,348      (153,580)
                                                              -----------   -----------
          Total stockholders' equity                            8,307,717     7,217,708
                                                              -----------   -----------

          Total liabilities and stockholders' equity          $85,303,788   $72,300,251
                                                              ===========   ===========

See Notes to Consolidated Financial Statements.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001         2000
                                                               ----------   ----------
Interest income
    Loans                                                      $4,798,953   $4,445,951
    Taxable securities                                            711,057      503,902
    Nontaxable securities                                         466,997      411,886
    Federal funds sold                                             95,566       83,825
                                                               ----------   ----------
          Total interest income                                 6,072,573    5,445,564
                                                               ----------   ----------

Interest expense
    Deposits                                                    2,310,599    1,904,067
    Other borrowings                                               13,267       13,966
                                                               ----------   ----------
          Total interest expense                                2,323,866    1,918,033
                                                               ----------   ----------

          Net interest income                                   3,748,707    3,527,531
Provision for loan losses                                         280,000      186,742
                                                               ----------   ----------
          Net interest income after provision
              for loan losses                                   3,468,707    3,340,789
                                                               ----------   ----------

Other income
    Service charges on deposit accounts                         1,565,630    1,367,403
    Other fees and commissions                                     94,329       66,521
    Net realized gains (losses) on sale of securities               7,370       (1,353)
    Other operating income                                         35,614       39,879
                                                               ----------   ----------
          Total other income                                    1,702,943    1,472,450
                                                               ----------   ----------

Other expenses
    Salaries and employee benefits                              1,891,341    1,624,727
    Equipment expenses                                            294,185      260,557
    Occupancy expenses                                            227,621      204,877
    Other operating expenses                                    1,565,145    1,419,571
                                                               ----------   ----------
          Total other expenses                                  3,978,292    3,509,732
                                                               ----------   ----------

          Income before income taxes                            1,193,358    1,303,507

Income tax expense                                                308,068      337,228
                                                               ----------   ----------

          Net income                                           $  885,290   $  966,279
                                                               ==========   ==========

Basic earnings per share                                       $     1.66   $     1.82
                                                               ==========   ==========

Diluted earnings per share                                     $     1.63   $     1.77
                                                               ==========   ==========

See Notes to Consolidated Financial Statements.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001         2000
                                                                          ----------   ----------
Net income                                                                $  885,290   $  966,279
                                                                          ----------   ----------

Other comprehensive income:

    Unrealized gains (losses) on securities available-for-sale:

        Unrealized holding gains arising during period, net
            of tax of $135,378 and $142,169, respectively                    262,792      275,973

         Reclassification adjustment for (gains) losses realized
            in net income, net of  (tax) benefits of $(2,506) and $460,
            respectively                                                      (4,864)         893
                                                                          ----------   ----------

Other comprehensive income                                                   257,928      276,866
                                                                          ----------   ----------

Comprehensive income                                                      $1,143,218   $1,243,145
                                                                          ==========   ==========

See Notes to Consolidated Financial Statements.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           Accumulated
                                            Common Stock                                      Other          Total
                                        --------------------    Capital      Retained     Comprehensive   Stockholders'
                                        Shares    Par Value     Surplus      Earnings     Income (Loss)      Equity
                                        -------   ----------   ----------   ----------    -------------   -------------
Balance, December 31, 1999              532,088   $3,192,528   $2,128,352   $1,137,338      $(430,446)     $6,027,772
   Net income                                --           --           --      966,279             --         966,279
   Dividends declared, $.10 per share        --           --           --      (53,209)            --         (53,209)
   Other comprehensive income                --           --           --           --        276,866         276,866
                                        -------   ----------   ----------   ----------      ---------      ----------
Balance, December 31, 2000              532,088    3,192,528    2,128,352    2,050,408       (153,580)      7,217,708
   Net income                                --           --           --      885,290             --         885,290
   Dividends declared, $.10 per share        --           --           --      (53,209)            --         (53,209)
   Other comprehensive income                --           --           --           --        257,928         257,928
                                        -------   ----------   ----------   ----------      ---------      ----------
Balance, December 31, 2001              532,088   $3,192,528   $2,128,352   $2,882,489      $ 104,348      $8,307,717
                                        =======   ==========   ==========   ==========      =========      ==========

See Notes to Consolidated Financial Statements.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001           2000
                                                                ------------    ------------
OPERATING ACTIVITIES
    Net income                                                  $    885,290    $    966,279
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                                 249,163         221,320
        Provision for loan losses                                    280,000         186,742
        Deferred taxes                                               (42,808)        (35,660)
        Net realized (gains) losses on sale of securities             (7,370)          1,353
        Increase in interest receivable                              (23,941)       (177,936)
        Increase in interest payable                                 149,517         197,790
        Net other operating activities                               (80,153)        103,559
                                                                ------------    ------------

          Net cash provided by operating activities                1,409,698       1,463,447
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                   (11,179,127)     (4,769,289)
    Proceeds from sales of securities available-for-sale           1,490,000         223,621
    Proceeds from maturities of securities available-for-sale      4,879,807       1,999,866
    Purchases of restricted equity securities                        (31,500)        (86,000)
    Net increase in federal funds sold                            (1,264,000)     (1,149,000)
    Net increase in loans                                         (6,575,103)     (9,906,579)
    Net increase in interest bearing deposits in banks               (65,003)         (5,015)
    Purchase of premises and equipment                              (967,422)       (207,826)
    Proceeds from sale of premises and equipment                      10,000              --
                                                                ------------    ------------

         Net cash used in investing activities                   (13,702,348)    (13,900,222)
                                                                ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                      11,892,977      13,125,532
    Payment of dividends                                             (53,209)        (53,209)
    Repayment of note payable                                       (183,500)        (18,175)
    Proceeds from note payable                                       183,500          86,200
                                                                ------------    ------------
          Net cash provided by financing activities               11,839,768      13,140,348
                                                                ------------    ------------

Net increase (decrease) in cash and due from banks                  (452,882)        703,573

Cash and due from banks at beginning of year                       3,082,283       2,378,710
                                                                ------------    ------------

Cash and due from banks at end of year                          $  2,629,401    $  3,082,283
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                $  2,174,349    $  1,720,243
        Income taxes                                                 453,201         167,400

See Notes to Consolidated Financial Statements.

                          CAPITOL CITY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Capitol City Bancshares, Inc. (the "Company") is a one bank holding company whose business is conducted by its wholly-owned subsidiary, Capitol City Bank & Trust (the "Bank"). The Bank is a commercial bank located in Atlanta, Fulton County, Georgia with one branch located in Atlanta, one located at Hartsfield International Airport, one branch located in Stone Mountain, and one branch located in Albany, Georgia. The Bank provides a full range of banking services in its primary market areas of Fulton County, Dougherty County and the metropolitan Atlanta area. In addition to its geographical market area, the Bank actively markets to minority groups throughout the southeastern United States.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

     Cash, Due From Banks and Cash Flows

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

     Securities

     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted equity securities, without a readily determinable fair value are recorded at cost.

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

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

     A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

     Premises and Equipment

     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives for premises and equipment are:

     Buildings and improvements         10-40 years
     Furniture and equipment            3-10 years

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

     Stock Compensation Plans

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, provides pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

     The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                      Gross        Gross
                                       Amortized    Unrealized   Unrealized      Fair
                                         Cost         Gains        Losses       Value
                                      -----------   ----------   ----------   -----------
     December 31, 2001:
     U. S. Government and agency
        securities                    $   700,000   $   28,441   $      --    $   728,441

     State and municipal securities    12,277,506       96,965    (116,998)    12,257,473
     Mortgage-backed securities         9,385,836      144,650     (10,331)     9,520,155
     Corporate bonds                    3,613,032       22,942      (7,566)     3,628,408
                                      -----------   ----------   ---------    -----------
                                      $25,976,374   $  292,998   $(134,895)   $26,134,477
                                      -----------   ----------   ---------    -----------

     December 31, 2000:
     U. S. Government and agency
        securities                    $ 2,700,000   $       --   $ (16,750)   $ 2,683,250
     State and municipal securities     9,757,606       12,906    (150,745)     9,619,767
     Mortgage-backed securities         8,120,019       21,973    (104,811)     8,037,181
     Corporate bonds                      582,059        4,730          --        586,789
                                      -----------   ----------   ---------    -----------
                                      $21,159,684   $   39,609   $(272,306)   $20,926,987
                                      ===========   ==========   =========    ===========

     Gross gains and losses on sales of securities available-for-sale consisted of the following:

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2001           2000
                                                    -------         -------
     Gross gains                                    $13,932         $    --
     Gross losses                                    (6,562)         (1,353)
                                                    -------         -------
     Net realized gains (losses)                    $ 7,370         $(1,353)
                                                    =======         =======

     Securities with an approximate carrying value of $9,267,000 and $9,517,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                     Amortized          Fair
                                                        Cost           Value
                                                    -----------     -----------
     Due in one year or less                        $   681,312     $   689,920
     Due from one to five years                       6,556,925       6,629,002
     Due from five to ten years                       7,600,832       7,568,358
     Due after ten years                              1,751,469       1,727,042
     Mortgage-backed securities                       9,385,836       9,520,155
                                                    -----------     -----------
                                                    $25,976,374     $26,134,477
                                                    ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

     The composition of loans is summarized as follows:

                                                          December 31,
                                                    ---------------------------
                                                       2001            2000
                                                    -----------     -----------

     Commercial                                     $15,409,000     $13,579,000
     Real estate - construction                       2,421,000       1,972,000
     Real estate - mortgage                          26,751,000      23,544,000
     Consumer                                         5,582,000       4,629,000
     Other                                              141,593         178,025
                                                    -----------     -----------
                                                     50,304,593      43,902,025
     Unearned income                                     (4,371)         (4,648)
     Net deferred loan fees                            (166,255)       (149,741)
     Allowance for loan losses                         (769,758)       (678,530)
                                                    -----------     -----------
          Loans, net                                $49,364,209     $43,069,106
                                                    ===========     ===========

     Changes in the allowance for loan losses are as follows:

                                                     Years Ended December 31,
                                                    -------------------------
                                                      2001             2000
                                                    ---------       ---------

     Balance, beginning of year                     $ 678,530       $ 508,036
       Provision for loan losses                      280,000         186,742
       Loans charged off                             (414,645)       (118,622)
       Recoveries of loans previously charged off     225,873         102,374
                                                    ---------       ---------
     Balance, end of year                           $ 769,758       $ 678,530
                                                    =========       =========

     The following is a summary of information pertaining to impaired loans:

                                                    As of and for the Years Ended
                                                             December 31,
                                                    -----------------------------
                                                       2001                2000
                                                    ----------            -------
     Impaired loans without a valuation allowance   $  100,394            $6,915
     Impaired loans with a valuation allowance         948,126                --
     Total impaired loans                           $1,048,520            $6,915
                                                    ==========            ======
     Valuation allowance related to impaired loans  $   50,516            $   --
     Average investment in impaired loans           $  583,762            $6,197
     Interest income recognized on impaired loans   $   18,234            $  483

     In the ordinary course of business, the Company has granted loans to certain related parties including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

     Balance, beginning of year                     $ 3,224,161
     Advances                                         1,860,070
     Repayments                                      (1,307,399)
                                                    -----------
     Balance, end of year                           $ 3,776,832
                                                    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                            December 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------     ----------
     Land                                                            $   400,000     $  400,000
     Buildings                                                         1,735,277      1,674,160
     Equipment                                                         1,391,446      1,109,546
     Construction in process (estimated cost to complete $640,000)       655,465         41,911
                                                                     -----------     ----------
                                                                       4,182,188      3,225,617
     Accumulated depreciation                                         (1,010,897)      (762,585)
                                                                     -----------     ----------
                                                                     $ 3,171,291     $2,463,032
                                                                     ===========     ==========


     Leases

     The Company has entered into an operating sublease agreement for the rental of a branch banking facility at William B. Hartsfield Atlanta International Airport. The sublease agreement covers approximately 475 square feet of space located in the main terminal of the airport. The sublessor agreed to pay all of the Company's obligations under the sublease with the exception of the Company's pro rata share of actual maintenance and operating costs for the Bank center (currently estimated at $25 per square foot per year).

     Total rental expense for the years ended December 31, 2001 and 2000 was $20,310 and $16,450, respectively.

NOTE 5. DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $21,344,755 and $19,226,542,
     respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

     2002                                           $28,018,973
     2003                                             3,829,002
     2004                                               954,406
     2005                                             2,382,474
     2006                                             1,250,589
                                                    -----------
                                                    $36,435,444
                                                    ===========

NOTE 6. NOTES PAYABLE

     The notes payable consist of the following:

                                                                                December 31,
                                                                            -------------------
                                                                              2001       2000
                                                                            --------   --------
     Note payable to bank, interest due quarterly at prime, or 4.75% at
         December 31, 2001, unsecured, matures May 21, 2002                 $183,500   $     --
     Note payable to bank, interest due quarterly at prime minus .50%, or
         9.00% at December 31, 2000, unsecured, matured May 21, 2001              --    183,500
                                                                            --------   --------
                                                                            $183,500   $183,500
                                                                            ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLAN

     Stock Compensation Plans

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

                                                                  Years Ended December 31,
                                                       ----------------------------------------------
                                                                2001                     2000
                                                       ---------------------   ----------------------
                                                                   Weighted-                Weighted-
                                                                    Average                  Average
                                                                    Exercise                 Exercise
                                                         Number      Price       Number       Price
                                                       ---------   ---------   ----------   ---------
     Under option and exercisable, beginning of year     105,000     $10.00       105,000    $10.00
       Granted                                                --         --            --        --
       Exercised                                              --         --            --        --
                                                       ---------               ----------
     Under option and exercisable, end of year           105,000     $10.00       105,000    $10.00
                                                       =========               ==========

     Weighted-average remaining contractual life       7.5 years                8.5 years

     401(k) Profit-Sharing Plan

     The Company has a contributory 401(k) profit-sharing plan covering all employees, subject to certain minimum age and service requirements. Contributions to the plan charged to expense for the years ended December 31, 2001 and 2000 amounted to $82,253 and $66,323, respectively.

NOTE 8. INCOME TAXES

     Income tax expense consists of the following:

                                                  Years Ended December 31,
                                                  ------------------------
                                                    2001            2000
                                                  --------        --------

     Current                                      $350,876        $372,888
     Deferred taxes                                (42,808)        (35,660)
                                                  --------        --------
            Income tax expense                    $308,068        $337,228
                                                  ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                           Years Ended December 31,
                                  -------------------------------------------
                                          2001                    2000
                                  --------------------   --------------------
                                    Amount     Percent     Amount     Percent
                                  ---------    -------   ---------    -------

Tax provision at statutory rate   $ 405,741       34%    $ 443,191       34%
Tax-free income                    (151,384)     (13)     (136,046)     (10)
Disallowed interest expense          23,072        2        19,387        1
State income tax                     23,038        2            --       --
Other items, net                      7,601        1        10,696        1
                                  ---------       --     ---------       --
Income tax expense                $ 308,068       26%    $ 337,228       26%
                                  =========       ==     =========       ==

The components of deferred income taxes are as follows:

                                                           December 31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------

Deferred tax assets:
Loan loss reserves                                      $205,018   $177,924
Preopening expense amortization                            4,791      7,238
Securities available-for-sale                                 --     79,116
                                                        --------   --------
                                                         209,809    264,278
                                                        --------   --------
Deferred tax liabilities:
Depreciation                                              64,439     61,553
Accrual to cash method of accounting for tax purposes     58,258     79,306
Securities available-for-sale                             53,756         --
                                                        --------   --------
                                                         176,453    140,859
                                                        --------   --------

Net deferred tax assets                                 $ 33,356   $264,278
                                                        ========   ========

NOTE 9. EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per share:

                                                       Years Ended December 31,
                                                       ------------------------
                                                           2001        2000
                                                         --------   ---------

Net income                                               $885,290   $966,279
                                                         ========   =========

Weighted average number of common shares outstanding      532,088    532,088
Effect of dilutive options                                  9,727     12,440
                                                         --------   ---------

Weighted average number of common shares outstanding
   used to calculate dilutive earnings per share          541,815    544,528
                                                         ========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

     The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

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

                                                     December 31,
                                           ---------------------------------
                                              2001                   2000
                                           ----------             ----------

     Standby letters of credit             $   73,000             $   72,000
     Commitments to extend credit           3,591,000              6,373,000
                                           ----------             ----------
                                           $3,664,000             $6,445,000
                                           ==========             ==========

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

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

NOTE 11. CONCENTRATIONS OF CREDIT

     The Company originates primarily commercial, residential, and consumer loans to customers in Fulton County, Dougherty County, metropolitan Atlanta, and to various minority groups throughout the southeastern United States. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these market areas. Fifty-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in
     Note 3.

     The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital as defined, which amounted to approximately $1,750,000 at December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. REGULATORY MATTERS

     The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, approximately $471,000 of retained earnings were available for dividend declaration without regulatory approval.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Bank met all capital adequacy requirements to which it was subject.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                      To Be Well
                                                                  For Capital      Capitalized Under
                                                                   Adequacy         Prompt Corrective
                                                  Actual           Purposes         Action Provisions
                                              --------------    ---------------    ------------------
                                              Amount   Ratio    Amount   Ratio      Amount     Ratio
                                              ------   -----    ------   ------    -------    -------
                                                            (Dollars in Thousands)
                                              -------------------------------------------------------
     As of December 31, 2001:
     Total Capital to Risk Weighted Assets
             Bank                             $9,160   12.70%   $5,770     8%       $7,213      10%

     Tier I Capital to Risk Weighted Assets
             Bank                             $8,390   11.63%   $2,885     4%       $4,328       6%

     Tier I Capital to Average Assets
             Bank                             $8,390   10.14%   $3,309     4%       $4,136       5%

     As of December 31, 2000:
     Total Capital to Risk Weighted Assets
              Bank                            $8,180   15.05%   $4,349     8%       $5,436      10%

     Tier I Capital to Risk Weighted Assets
             Bank                             $7,501   13.80%   $2,174     4%       $3,262       6%

     Tier I Capital to Average Assets
             Bank                             $7,501   10.69%   $2,806     4%       $3,508       5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Securities:

          Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair value.

     Loans:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

     Notes Payable:

          The carrying amount of the notes payable approximate their fair value.

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

     The estimated fair values and related carrying amounts of the Company's financial instruments are as follows:

                                              December 31, 2001          December 31, 2000
                                         -------------------------   -------------------------
                                          Carrying        Fair        Carrying        Fair
                                           Amount         Value        Amount         Value
                                         -----------   -----------   -----------   -----------
     Financial assets:
       Cash, due from banks, interest-
         bearing deposits in banks
         and federal funds sold          $ 5,652,419   $ 5,652,419   $ 4,776,298   $ 4,776,298
       Securities                         26,251,977    26,251,977    21,012,987    21,012,987
       Loans                              49,364,209    52,239,739    43,069,106    43,261,829
       Accrued interest receivable           684,260       684,260       660,319       660,319

     Financial liabilities:
       Deposits                           76,089,034    77,144,041    64,196,057    64,192,509
       Note payable                          183,500       183,500       183,500       183,500
       Accrued interest payable              602,504       602,504       452,986       452,986

NOTE 14. SUPPLEMENTAL FINANCIAL DATA

     Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2001           2000
                                                      --------     -----------
     Security                                         $162,087      $149,433
     Courier                                           133,293        98,588
     Correspondent bank processing fees                108,040        83,853
     Computer expenses                                 261,165       161,531
     Other losses                                      124,645       141,133

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

     The following information presents the condensed balance sheets, statements of income and cash flows of Capitol City Bancshares, Inc., as of and for the years ended December 31, 2001 and 2000:

                       CONDENSED BALANCE SHEETS
                                                     2001          2000
                                                  ----------    ----------
Assets
  Cash                                            $    3,009    $   15,802
  Investment in subsidiary                         8,494,823     7,347,262
  Other assets                                         1,246        38,144
                                                  ----------    ----------

    Total assets                                  $8,499,078    $7,401,208
                                                  ==========    ==========

Other liabilities                                 $    7,861    $       --
Notes payable                                        183,500       183,500
Stockholders' equity                               8,307,717     7,217,708
                                                  ----------    ----------

    Total liabilities and stockholders' equity    $8,499,078    $7,401,208
                                                  ==========    ==========

                    CONDENSED STATEMENTS OF INCOME
                                                       2001       2000
                                                    ---------   --------

Income
  Dividends from bank subsidiary                    $  53,209   $ 74,512
                                                    ---------   --------
Expense
  Interest expense                                     13,267     13,966
  Other expenses                                       64,450    111,173
                                                    ---------   --------
    Total expenses                                     77,717    125,139
                                                    ---------   --------

    Loss before income tax benefit and
     equity in undistributed income of subsidiary     (24,508)   (50,627)

Income tax benefit                                     20,166     41,949
                                                    ---------   --------

    Loss before equity in undistributed
     income of subsidiary                              (4,342)    (8,678)

Equity in undistributed income of subsidiary          889,632    974,957
                                                    ---------   --------

    Net income                                      $ 885,290   $966,279
                                                    =========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             2001       2000
                                                          ---------   ---------
Operating Activities
  Net income                                              $ 885,290   $ 966,279
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Undistributed income of subsidiary                      (889,632)   (974,957)
   Other operating activities                                44,758     (19,371)
                                                          ---------   ---------

     Net cash provided by (used in) operating activities     40,416     (28,049)
                                                          ---------   ---------
Financing Activities
  Repayment of note payable                                (183,500)    (18,175)
  Proceeds from note payable                                183,500      86,200
  Payment of dividends                                      (53,209)    (53,209)
                                                          ---------   ---------

     Net cash provided by (used in) financing activities    (53,209)     14,816
                                                          ---------   ---------

  Net decrease in cash                                      (12,793)    (13,233)

Cash at beginning of period                                  15,802      29,035
                                                          ---------   ---------

Cash at end of year                                       $   3,009   $  15,802
                                                          =========   =========

ITEM EIGHT. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------  ---------------------------------------------------------------
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

=============================================================================
Name of Director or Principal          Year     Information about Directors
Officer                         Age   Elected   or Principal Officers
=============================================================================
George G. Andrews               50     1994     President, Chief Executive
                                                Officer; formerly with Trust
                                                Company Bank
-----------------------------------------------------------------------------
Dr. Gloria Campbell-D'Hue       54     1994     Director; Physician
-----------------------------------------------------------------------------
J. Al Cochran                   71     1994     Director, General Counsel;
                                                Attorney-at-Law
-----------------------------------------------------------------------------
Keith E. Evans                  56     1995     Director; Physical Therapist,
                                                Atlanta Human Performance
                                                Center
-----------------------------------------------------------------------------
Leon Goodrum                    60     1994     Chairman; Operator,
                                                McDonald's Restaurant
-----------------------------------------------------------------------------
Agnes H. Harper                 56     1995     Director; Retired Agent,
                                                New York Life Insurance
                                                Company
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Charles W. Harrison             70     1994     Director; Insurance
                                                Executive, Harrison
                                                Insurance Agency
-----------------------------------------------------------------------------
Robert A. Holmes                58     1995     Director; University
                                                Administrator, Clark Atlanta
                                                University
-----------------------------------------------------------------------------
Moses M. Jones                  51     1995     Director; Physician
-----------------------------------------------------------------------------
Marian S. Jordan                56     1995     Director; Teacher, Atlanta
                                                Board of Education and
                                                Parents' Choice Day Care
-----------------------------------------------------------------------------
Kaneta R. Lott                  51     1994     Director; Dentist, Children's
                                                Dentistry, P.C.
-----------------------------------------------------------------------------
Donald F. Marshall              64     1994     Director; Dentist
-----------------------------------------------------------------------------
George C. Miller, Jr.           53     1995     Director; President,
                                                Spectrum Consulting
                                                Associates, Inc.
-----------------------------------------------------------------------------
Elvin R. Mitchell, Sr.          88     1995     Director; Contractor, E. R.
                                                Mitchell Construction
                                                Company
-----------------------------------------------------------------------------
Roy W. Sweat                    74     1995     Director; Chiropractor
-----------------------------------------------------------------------------
William Thomas                  57     1995     Director; President, Thomas
                                                Cleaning Service, Inc.
-----------------------------------------------------------------------------
Cordy T. Vivian                 76     1995     Director; President, Basic,
                                                Inc. (relations)
=============================================================================

     J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, and Efficiency Lodge, Inc., companies having a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

     Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 2001.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2001 and Form 5 and amendments thereto furnished to the Company during 2001, no person who, at any time during 2000, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2001 fiscal year or previously.

ITEM TEN. EXECUTIVE COMPENSATION.
--------  ----------------------

     The following table sets forth the aggregate compensation for the Bank's Chief Executive Officer. No other individual earned in excess of $100,000 in 2001.

----------------------------------------------------------------------------------------------------------------
                                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                           Restricted     Securities
Name and                               Other Annual          Stock        Underlying        LTIP      All Other
Position     Year    Salary    Bonus   Compensation/(2)/     Awards     Options/SARS(#)   Payouts   Compensation
----------------------------------------------------------------------------------------------------------------
George G.    2001   105,000   11,500       ----               ----            ----          ----     10,000/(2)/
Andrews,     ---------------------------------------------------------------------------------------------------
CEO,         2000   100,000   12,000       ----               ----            ----          ----     10,000/(2)/
President,   ---------------------------------------------------------------------------------------------------
Director     1999    95,000   10,000      2,601/(1)/          ----            ----          ----      9,263/(2)/
----------------------------------------------------------------------------------------------------------------

     /1/  Representing membership dues paid on Mr. Andrews' behalf.

     /2/ Company matching contributions to the Company's 401(k) Plan on behalf of Mr. Andrews.

-----------------------------------------------------------------------------------------------------
                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (Individual Grants)
-----------------------------------------------------------------------------------------------------
                                 # of Securities       % of Total
                                    Underlying     Options/SARs Granted   Exercise or
                                    Option/SAR         to Employees       Base Price     Expiration
Name                      Year        Grants          in Fiscal Year       ($/Share)        Date
-----------------------------------------------------------------------------------------------------
CEO - George G. Andrews   2001          None               None               None           None
                          ---------------------------------------------------------------------------
                          2000          None               None               None           None
                          ---------------------------------------------------------------------------
                          1999        10,000               9.52%            $10.00      July 13, 2009
-----------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------
                                                       Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                      Options/SARS at FY-End             in-the-money
Name            Shares Acquired   Value Realized   (Exercisable Unexercisable)      options/SARs at FY-End
                on Exercise (#)         (#)             Base Price $/Share       (Exercisable/Unexercisable)
------------------------------------------------------------------------------------------------------------
CEO-George G.         --                --                10,000/0/(2)                 $50,000/0/(1)
Andrews
------------------------------------------------------------------------------------------------------------

     No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2001.

     The Company does not have any Long Term Incentive Plans in effect.

     /(1)/ The dollar values have been calculated by determining the difference between the estimated fair market value of the Company's common stock on March 6, 2002 ($15.00) and the exercise prices of the options ($10.00).

     /(2)/ On July 13, 1999, Mr. Andrews was granted the option to purchase 10,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

     As of December 31, 2001, the directors of the Company receive no compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company's last fiscal year for services as a director except as described herein.

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

ITEM ELEVEN. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------  --------------------------------------------------------------

     As of December 31, 2001, the Company knows of no beneficial owner other than Mr. Thomas listed below, of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

     The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:

====================================================================
                             Amount and Nature of
Name of Beneficial Owner    Beneficial Ownership(1) Percent of Class
====================================================================
George G. Andrews                 18,000/2/              2.89%
--------------------------------------------------------------------
Dr. Gloria Campbell-D'Hue         15,000/3/              2.41%
--------------------------------------------------------------------
J. Al Cochran                     15,000                 2.41%
--------------------------------------------------------------------

----------
     /1/ Included in the number of shares listed above, each Director, excluding Mr. Andrews, are options granted under the Capitol City Bancshares, Inc. Nonqualified Stock Option Plan to purchase 5,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

     /2/ Includes 4,000 shares owned by Mr. Andrews, 4,000 shares held jointly with Mr. Andrews' spouse, and 10,000 options to purchase common stock granted under the Capitol City Bancshares, Inc. Incentive Stock Option Plan. These 10,000 options are exercisable at $10.00 per share and expire on July 13, 2009.

     /3/ Includes 4,500 shares owned by Dr. D'Hue and 5,500 shares owned by her child.

--------------------------------------------------------------------
Keith E. Evans              12,500                       2.01%
--------------------------------------------------------------------
Leon Goodrum                15,000                       2.41%
--------------------------------------------------------------------
Agnes H. Harper             15,175/4/                    2.44%
--------------------------------------------------------------------
Charles W. Harrison         15,600/5/                    2.51%
--------------------------------------------------------------------
Robert A. Holmes            13,000/6/                    2.09%
--------------------------------------------------------------------
Moses M. Jones              10,000                       1.61%
--------------------------------------------------------------------
Marian S. Jordan            15,250/7/                    2.45%
--------------------------------------------------------------------
Kaneta R. Lott              17,000/8/                    2.73%
--------------------------------------------------------------------
Donald F. Marshall          15,000                       2.41%
--------------------------------------------------------------------
George C. Miller, Jr.       10,500/9/                    1.69%
--------------------------------------------------------------------
Elvin Mitchell, Sr.         20,400/10/                   3.28%
--------------------------------------------------------------------
Roy W. Sweat                20,000                       3.21%
--------------------------------------------------------------------
William Thomas              36,555/11/                   5.88%
--------------------------------------------------------------------
Cordy T. Vivian             15,000                       2.41%
====================================================================

----------
     /4/ Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper's spouse, and 1,192 shares held by Mrs. Harper's spouse.

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

     /9/ Includes 5,000 shares owned by Mr. Miller and 500 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.

     /10/ Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell's spouse, and 150 shares held by Mr. Mitchell's grandchildren.

     /11/ Includes 14,000 shares owned by Mr. Thomas and 17,555 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.

The Company's common stock beneficially owned by all directors and principal officers as a group as of December 31, 2001, (17 persons) totaled 278,980 shares, representing 44.84% of the Company's common stock.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                              CAPITOL CITY BANCSHARES, INC.


                                              BY: /S/ George G. Andrews
                                                 -------------------------------
                                                  GEORGE G. ANDREWS, PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2002.

Signature                                 Title
---------                                 -----


/s/ George G. Andrews
-----------------------------
George G. Andrews                         Director, Chief Executive Officer
                                          and Chief Financial Officer


/s/ Dr. Gloria Campbell-D'Hue
-----------------------------
Dr. Gloria Campbell-D'Hue                 Director


/s/ J. Al Cochran
-----------------------------
J. Al Cochran                             Director


/s/ Keith E. Evans
-----------------------------
Keith E. Evans                            Director


/s/ Leon Goodrum
-----------------------------
Leon Goodrum                              Chairman


/s/ Agnes H. Harper
-----------------------------
Agnes H. Harper                           Director


/s/ Charles W. Harrison
-----------------------------
Charles W. Harrison                       Director

                       [REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes
-----------------------------
Robert A. Holmes                          Director


/s/ Moses M. Jones
-----------------------------
Moses M. Jones                            Director


/s/ Marian S. Jordan
-----------------------------
Marian S. Jordan                          Director


/s/ Kaneta R. Lott
-----------------------------
Kaneta R. Lott                            Director


/s/ Donald F. Marshall
-----------------------------
Donald F. Marshall                        Director


/s/ George C. Miller, Jr.
-----------------------------
George C. Miller, Jr.                     Director


/s/ Elvin Mitchell, Sr.
-----------------------------
Elvin Mitchell, Sr.                       Director


/s/ Roy W. Sweat
-----------------------------
Roy W. Sweat                              Director


/s/ William Thomas
-----------------------------
William Thomas                            Director


/s/ Cordy T. Vivian
-----------------------------
Cordy T. Vivian                           Director

                                INDEX TO EXHIBITS
                                -----------------

Exhibit                                                              Sequential
Number                     Description                              Page Number

None