Form 10QSB
period 2002-03-31
CAPITOL CITY BANCSHARES INC
filed 2002-05-13
CIK 1070295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

   ___ TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                        Commission File Number: 000-25227

                          CAPITOL CITY BANCSHARES, INC.
                  -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                          58 - 1994305
-------------------------------                           --------------
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

                                       N/A
                         ---------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                                             ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002: 532,088; $6 par value

Transitional Small Business Disclosure Format Yes _____ No   X
                                                           -----

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                  Page
                                                                                  ----
Part I.  Financial Information

              Item 1. Financial Statements

                  Condensed Consolidated Balance Sheet
                      as of March 31, 2002 ..................................         3

                  Condensed Consolidated Statements of Income and
                      Comprehensive Income for the Three Months Ended
                      March 31, 2002 and 2001 ...............................         4

                  Condensed Consolidated Statements of Cash Flows
                    For The Three Months Ended March 31, 2002 and 2001 ......         5

                  Notes to Condensed Consolidated Financial Statements ......    6 -  7

              Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ........    8 - 12


Part II. Other Information

              Item 6. Exhibits and Reports on Form 8-K ......................        13

              Signatures ....................................................        14

                         PART I - FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                                               $ 1,736,785
Interest bearing deposits in banks                                                                         72,097
Federal funds sold                                                                                      2,735,000
Securities available-for-sale, at fair value                                                           27,947,201
Restricted equity securities                                                                              117,500

Loans                                                                                                  52,207,924
Less allowance for loan losses                                                                            764,354
                                                                                                      -----------
          Loans, net                                                                                   51,443,570
                                                                                                      -----------

Premises and equipment                                                                                  3,453,290
Other assets                                                                                            1,119,576
                                                                                                      -----------

          Total assets                                                                                $88,625,019
                                                                                                      ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Noninterest-bearing                                                                               $22,268,184
    Interest-bearing                                                                                   56,817,716
                                                                                                      -----------
          Total deposits                                                                               79,085,900
Other liabilities                                                                                         795,914
Note payable                                                                                              183,500
                                                                                                      -----------
          Total liabilities                                                                            80,065,314
                                                                                                      -----------
Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                                             3,192,528
    Capital surplus                                                                                     2,128,352
    Retained earnings                                                                                   3,178,345
    Accumulated other comprehensive income                                                                 60,480
                                                                                                      -----------
          Total stockholders' equity                                                                    8,559,705
                                                                                                      -----------

          Total liabilities and stockholders' equity                                                  $88,625,019
                                                                                                      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                  -----------------------------------
                                                                                        2002                2001
                                                                                  --------------       --------------
Interest income
    Loans                                                                         $    1,179,597       $    1,214,201
    Taxable securities                                                                   195,112              165,723
    Nontaxable securities                                                                124,847              125,665
    Federal funds sold                                                                    12,250               31,589
                                                                                  --------------       --------------
              Total interest income                                                    1,511,806            1,537,178
                                                                                  --------------       --------------

Interest expense
    Deposits                                                                             490,152              590,850
    Other borrowings                                                                       2,222                4,047
                                                                                  --------------       --------------
                                                                                         492,374              594,897
                                                                                  --------------       --------------

              Net interest income                                                      1,019,432              942,281
Provision for loan losses                                                                      -               35,000
                                                                                  --------------       --------------
              Net interest income after provision for loan losses                      1,019,432              907,281
                                                                                  --------------       --------------

Other income
    Service charges on deposit accounts                                                  398,140              369,979
    Other fees and commissions                                                            18,505               32,068
    Other operating income                                                                40,254               13,857
                                                                                  --------------       --------------
              Total other income                                                         456,899              415,904
                                                                                  --------------       --------------

Other expenses
    Salaries and other employee benefits                                                 451,201              437,072
    Occupancy and equipment expenses                                                     151,422              128,669
    Other operating expenses                                                             378,338              291,086
                                                                                  --------------       --------------
              Total other expenses                                                       980,961              856,827
                                                                                  --------------       --------------

              Net income before income taxes                                             495,370              466,358

Income tax expense                                                                       135,663              129,789
                                                                                  --------------       --------------

              Net income                                                                 359,707              336,569
                                                                                  --------------       --------------
Other comprehensive income (loss)
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                                 (43,868)             307,013
                                                                                  --------------       --------------

    Comprehensive income                                                          $      315,839       $      643,582
                                                                                  ==============       ==============

Basic earnings per common share                                                   $         0.68       $         0.65
                                                                                  ==============       ==============

Diluted earnings per common share                                                           0.66                 0.61
                                                                                  ==============       ==============

Cash dividends declared per share of common stock                                 $         0.12       $         0.10
                                                                                  ===============      ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                     2002           2001
                                                                                 -----------     -----------
OPERATING ACTIVITIES
    Net income                                                                   $   359,707     $   336,569
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                  85,077          62,235
        Provision for loan losses                                                         --          35,000
        Net other operating activities                                              (224,559)        (97,538)
                                                                                 -----------     -----------
              Net cash provided by operating activities                              220,225         336,266
                                                                                 -----------     -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                    (3,310,833)     (5,007,704)
    Proceeds from maturities of securities available-for-sale                      1,431,642       2,696,966
    Net increase in interest-bearing deposits                                         (2,079)        (57,776)
    Net decrease in federal funds sold                                               218,000         316,000
    Net increase in loans                                                         (2,079,361)     (2,711,477)
    Purchase of premises and equipment                                              (367,076)       (238,359)
                                                                                 -----------     -----------
              Net cash used in investing activities                               (4,109,707)     (5,002,350)
                                                                                 -----------     -----------
FINANCING ACTIVITIES
    Net increase in deposits                                                       2,996,866       3,825,776
    Payment of dividends                                                                  --         (53,209)
                                                                                 -----------     -----------
              Net cash provided by financing activities                            2,996,866       3,772,567
                                                                                 -----------     -----------

Net decrease in cash and due from banks                                             (892,616)       (893,517)

Cash and due from banks, beginning of period                                       2,629,401       3,082,283
                                                                                 -----------     -----------

Cash and due from banks, end of period                                           $ 1,736,785     $ 2,188,766
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

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. There has been no effect on the financial statements through March 31, 2002.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.  EARNINGS PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended March 31, 2002 and 2001.

                                                                                        Periods Ended March 31,
                                                                                   ----------------------------------
                                                                                       2002                2001
                                                                                   -------------      ---------------
                      Net income                                                   $     359,707      $       336,569
                                                                                   =============      ===============

                      Weighted average common shares outstanding                         532,088              532,088
                      Net effect of the assumed exercise of stock
                         options based on the treasury stock method
                         using average market price for the period                         9,727               19,784
                                                                                   -------------      ---------------

                      Total weighted average common shares and
                         common stock equivalents outstanding                            541,815              551,872
                                                                                   =============      ===============

                      Diluted earnings per common share                            $        0.66      $          0.61
                                                                                   =============      ===============

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2002 from $85.3 million to $88.6 million, or 3.89% for the quarter. The increase in total assets in 2002 is less than the 6.04% growth for the same period in 2001, which continues to be reflective of the general economy. The growth continues to be funded primarily by increases in total deposits, which increased by $3.0 million, or 3.94%. The increase in total assets for the quarter ended March 31, 2002 consisted primarily of an increase of $2.1 million in loans and an increase of $1.8 million in securities. These increases in assets were offset by decreases in Federal funds sold and cash and due from banks of $218,000 and $893,000, respectively. The loan to deposit ratio at March 31, 2002 was 66% compared to 68% at March 31, 2001. Total loans have increased by $5.7 million since March 31, 2001 which for the same period, total deposits have increased by $11.1 million. Noninterest-bearing deposits represent 28% of total deposits at March 31, 2002, which is down slightly from 29% at March 31, 2001. Noninterest-bearing deposits significantly affect the net interest margin. Our percentage of noninterest-bearing deposits continues to be significantly higher than our peer group, which has a positive effect on net income.

Stockholders' equity increased by $252,000 for the quarter ended March 31, 2002. This net increase consisted of net income of $360,000 less dividends declared of $64,000 and net decrease of unrealized gains on securities available-for-sale of $44,000.

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

At March 31, 2002, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 31.66% at March 31, 2002.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2002, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2002 are as follows:

                                                                                           Regulatory
                                                   Company              Bank              Requirement
                                                   -------              ----              -----------
         Leverage Capital Ratio                      9.83%             10.14%                4.00%
         Risk-Based Capital Ratios
              Core Capital                          11.29%             11.64%                4.00%
              Total Capital                         12.30%             12.65%                8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Net Interest Income. Net interest income increased by $77,000, or by 8.19% for the quarter ended March 31, 2002 compared to the same period in 2001. The increase in net interest income in 2001 was $168,000, or 21.63%. The increase in net interest income for the quarter ended March 31, 2002 is primarily attributable to increases in earning assets of $11.2 million as compared to March 31, 2001. As noted above, loans increased during this period by $5.7 million, which generally provide greater yields. Total loans increased for the same period in 2001 by $8.1 million. During this same period, total deposits increased by $11.1 million, of which $8.3 million were interest-bearing deposits. The overall net increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin decreased to 5.12% at March 31, 2002 from 5.52% for the three months ended March 31, 2001. The yield on interest-earning assets decreased to 7.60%, or 136 basis points, from March 31, 2001 to March 31, 2002. The rate paid on interest-bearing liabilities decreased to 3.60%, or 150 basis points for the same period. These decreases are consistent with the decrease in prime rates over the past year.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. No provision was made during the three month period ending March 31, 2002 as compared to $35,000 for the same period in 2001. The allowance for loan loss as a percentage of total loans was 1.46% and 1.50% at March 31, 2002 and 2001, respectively. The total of nonperforming loans as of March 31, 2002 increased by $175,000; however, net charge-offs decreased by $10,000 as compared to the same period in 2001. Management believes the allowance for loan loss at March 31, 2002 is adequate to meet any future losses in the loan portfolio. The decrease in the provision in 2002 as compared to 2001 reflects an overall increase in the quality of the loan portfolio since March 31, 2001 and slower loan growth for the three months ended March 31, 2002.

At March 31, 2002 and 2001, nonaccrual, past due, and restructured loans were as follows:

                                                March 31,       March 31,
                                                   2002            2001
                                               -----------     -----------
                                                  (Dollars in thousands)

    Total nonaccruing loans                     $   776        $    601
    Loans contractually past due ninety days
     or more as to interest or principal
     payments and still accruing                     32             60
    Restructured loans                                -              -

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2002 and 2001 is as follows:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                --------      --------
                                                                                (Dollars in thousands)
Average amount of loans outstanding                                             $ 51,703      $ 44,071
                                                                                ========      ========

Balance of allowance for loan losses at beginning of period                     $    770      $    679
                                                                                --------      --------
Loans charged off
   Commercial and financial                                                           (3)           (3)
   Real estate                                                                         -             -
   Installment                                                                       (96)          (52)
                                                                                --------      --------
                                                                                     (99)          (55)
                                                                                --------      --------
Loans recovered
   Commercial and financial                                                           78             -
   Real estate                                                                         -             2
   Installment                                                                        15            37
                                                                                --------      --------
                                                                                      93            39
                                                                                --------      --------

Net charge-offs                                                                       (6)          (16)
                                                                                --------      --------

Additions to allowance charged to operating expense during period                      -            35
                                                                                --------      --------

Balance of allowance for loan losses at end of period                                764           698
                                                                                ========      ========

Ratio of net loans charged-off during the
   period to average loans outstanding                                               .01%          .04%
                                                                                ========      ========

Other Income. Other income increased by $41,000 for the quarter ended March 31, 2002 compared to an increase of $100,000 for the same period in 2001. The single most significant difference which affected both periods was increases of $28,000 and $69,000 in service charges on deposit accounts for 2002 and 2001, respectively.

Other Expenses. Other expenses increased by $124,000, or 14.49% for the three months ended March 31, 2002 as compared to the same period in 2001. The increase in 2001 as compared to the same period in 2000 was $80,000. The increases in 2002 consist of increases of $14,000 in salaries and employee benefits, $23,000 in occupancy and equipment expenses, and $89,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and an increase in employees. At March 31, 2002, the number of full-time equivalent employees was 53 compared to 46 at March 31, 2001. The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank. Also, we opened our Albany branch during the third quarter of 2001.

Income Taxes. Income tax expense increased by $6,000 for the three months ended March 31, 2002 as compared to 2001. The effective tax rate for 2002 and 2001 was 27% and 26%, respectively.

Net Income. Net income increased by $23,000 for the three months ended March 31, 2002 as compared to the same period in 2001. The primary reason for the increase in net income for the three months ended March 31, 2002 as compared to the same period in 2001 is the increase in net interest income.

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

                                             CAPITOL CITY BANCSHARES, INC.

Date:  May 13, 2002                          /s/ George G. Andrews
       -----------------                     -----------------------------------
                                             George G. Andrews
                                             President and Director

Date:  May 13, 2002                          /s/ Kevin M. Sharpe
       -----------------                     -----------------------------------
                                             Kevin M. Sharpe
                                             Vice President and
                                             Chief Financial Officer