Form 10QSB
period 2002-06-30
CAPITOL CITY BANCSHARES INC
filed 2002-08-14
CIK 1070295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---    THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                        Commission File Number: 000-25227
                                                ---------

                          CAPITOL CITY BANCSHARES, INC.
                         ------------------------------
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

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes  X   No
                                                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2002: 532,088; $6 par value

Transitional Small Business Disclosure Format          Yes      No  X
                                                           ---     ---

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

           Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet
               as of June 30, 2002 ....................................       3

              Condensed Consolidated Statements of Income and
               Comprehensive Income for the Three and Six Months
               Ended June 30, 2002 and 2001 ...........................       4

              Condensed Consolidated Statements of Cash Flows
               For The Six Months Ended June 30, 2002 and 2001 ........       5

              Notes to Condensed Consolidated Financial Statements ....       6

           Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ....  7 - 11


Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K ..................      12

           Signatures .................................................      13

                         PART I - FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)


                        Assets
                        ------

Cash and due from banks                                                           $   3,585,566
Interest bearing deposits in banks                                                       75,493
Federal funds sold                                                                    3,383,000
Securities available-for-sale, at fair value                                         27,663,467
Restricted equity securities, at cost                                                   117,500

Loans                                                                                54,526,552
Less allowance for loan losses                                                          780,852
                                                                                  -------------
          Loans, net                                                                 53,745,700
                                                                                  -------------
Premises and equipment                                                                3,951,769
Other assets                                                                            758,122
                                                                                  -------------

          Total assets                                                            $  93,280,617
                                                                                  =============

          Liabilities and Stockholders' Equity
          ------------------------------------

Deposits
    Noninterest-bearing                                                           $  21,584,742
    Interest-bearing                                                                 61,530,002
                                                                                  -------------
          Total deposits                                                             83,114,744
Note payable                                                                            183,500
Other liabilities                                                                       762,607
                                                                                  -------------
          Total liabilities                                                          84,060,851
                                                                                  =============

Stockholders' equity
    Common stock, par value $6; 5,000,000 shares authorized;
      532,088 shares issued and outstanding                                           3,192,528
    Capital surplus                                                                   2,128,352
    Retained earnings                                                                 3,505,407
    Accumulated other comprehensive income                                              393,479
                                                                                  -------------
          Total stockholders' equity                                                  9,219,766
                                                                                  -------------

          Total liabilities and stockholders' equity                              $  93,280,617
                                                                                  =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)



                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                             ------------------------------     ------------------------------
                                                 2002               2001           2002               2001
                                             ------------       -----------     -----------        -----------
Interest income
    Loans                                    $  1,205,061       $ 1,196,176     $ 2,384,658        $ 2,410,377
    Taxable securities                            213,375           204,445         408,487            370,168
    Nontaxable securities                         125,808           101,198         250,655            226,863
    Federal funds sold                             11,487            25,489          23,737             57,078
                                             ------------       -----------     -----------        -----------
              Total interest income             1,555,731         1,527,308       3,067,537          3,064,486

Interest expense
    Deposits                                      490,152           598,800         980,304          1,189,650
    Other borrowings                                2,155             3,395           4,377              7,442
                                             ------------       -----------     -----------        -----------
              Total interest expense              492,307           602,195         984,681          1,197,092

              Net interest income               1,063,424           925,113       2,082,856          1,867,394
Provision for loan losses                               -                 -               -             35,000
                                             ------------       -----------     -----------        -----------
              Net interest income after
               provision for loan losses        1,063,424           925,113       2,082,856          1,832,394
                                             ------------       -----------     -----------        -----------
Other income
    Service charges on deposit accounts           411,068           403,984         809,208            773,963
    Other fees and commissions                     26,101            19,680          44,606             51,748
    Other operating income                         29,345            45,132          69,599             58,989
                                             ------------       -----------     -----------        -----------
              Total other income                  466,514           468,796         923,413            884,700
                                             ------------       -----------     -----------        -----------

Other expenses
    Salaries and employee benefits                501,973           447,092         953,174            884,164
    Occupancy and equipment expenses               94,492           123,497         245,914            252,166
    Other operating expenses                      499,002           503,826         877,340            794,912
                                             ------------       -----------     -----------        -----------
              Total other expenses              1,095,467         1,074,415       2,076,428          1,931,242
                                             ------------       -----------     -----------        -----------

              Net income before income taxes      434,471           319,494         929,841            785,852

Income tax expense                                107,409            74,631         243,072            204,420
                                             ------------       -----------     -----------        -----------
              Net income                          327,062           244,863         686,769            581,432
                                             ------------       -----------     -----------        -----------

Other comprehensive income
    Unrealized gains on securities
     available-for-sale arising during
     period, net of tax                           332,999            43,257         289,131            350,270
                                             ------------       -----------     -----------        -----------
    Comprehensive income                     $    660,061       $   288,120     $   975,900        $   931,702
                                             ============       ===========     ===========        ===========

Basic earnings per common share              $       0.61       $      0.46     $      1.29        $      1.09
                                             ============       ===========     ===========        ===========

Diluted earnings per common share            $       0.59       $      0.44     $      1.24        $      1.05
                                             ============       ===========     ===========        ===========

Cash dividends declared per share of
 common stock                                $          -       $         -     $      0.12        $      0.10
                                             ============       ===========     ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)


                                                                             2002                        2001
                                                                        --------------               -------------

OPERATING ACTIVITIES
    Net income                                                           $    686,769                 $    581,432
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                          123,296                      119,052
        Provision for loan losses                                                   -                       35,000
        Gain on sale of equipment                                                   -                         (701)
        Net other operating activities                                         (4,106)                      16,100
                                                                         ------------                 ------------

              Net cash provided by operating activities                       805,959                      750,883
                                                                         ------------                 ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                             (3,310,833)                  (5,007,704)
    Proceeds from maturities of securities available-for-sale               2,219,920                    3,479,061
    Net increase in interest-bearing deposits                                  (5,475)                     (62,102)
    Net increase in federal funds sold                                       (430,000)                    (679,000)
    Net increase in loans                                                  (4,381,491)                  (3,337,729)
    Purchase of premises and equipment                                       (903,774)                    (419,006)
    Proceeds from sale of equipment                                                 -                       10,000
                                                                         ------------                 ------------

              Net cash used in investing activities                        (6,811,653)                  (6,016,480)
                                                                         ------------                 ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                7,025,710                    5,529,279
    Payment of dividends                                                      (63,851)                     (53,209)
                                                                         ------------                 ------------

              Net cash provided by financing activities                     6,961,859                    5,476,070
                                                                         ------------                 ------------

Net increase in cash and due from banks                                       956,165                      210,473

Cash and due from banks, beginning of period                                2,629,401                    3,082,283
                                                                         ------------                 ------------

Cash and due from banks, end of period                                   $  3,585,566                 $  3,292,756
                                                                         ============                 ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included for Capitol City Bancshares, Inc. (the "Company"), Capitol City Bank & Trust Company (the "Bank"), and Capitol City Home Loans (the "mortgage company") herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Capitol City Home Loans is a mortgage company organized and incorporated during the second quarter of 2002. The operations of the mortgage company through June 30, 2002 consist of organizational activities.

          The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The operations of the mortgage company will include the origination and sale of mortgage loans in the metropolitan Atlanta and Albany areas.

NOTE 2.   EARNINGS PER COMMON SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended June 30, 2002 and 2001.


                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                    ------------------------------ ------------------------------
                                                        2002             2001          2002            2001
                                                    --------------  -------------- --------------  --------------

   Net income                                        $    327,062    $    244,863   $    686,769    $    581,432
                                                     =============   =============  =============   =============

   Weighted average common shares outstanding             532,088         532,088        532,088         532,088
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market price for the period            25,494          22,279         23,193          20,440
                                                      -------------   -------------  -------------   -------------

   Total weighted average common shares and
      common stock equivalents outstanding                557,582         554,367        555,281         552,528
                                                     =============   =============  =============   =============

   Diluted earnings per common share                 $       0.59    $       0.44   $       1.24    $       1.05
                                                     =============   =============  =============   =============



                 CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

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

FINANCIAL CONDITION

Total assets increased $8.0 million from $85.3 million to $93.3 million, or 9.35% for the six months ended June 30, 2002. The increase in total assets in 2002 is slightly more than the 9.0% growth for the same period in 2001. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $7.0 million and $5.5 million, respectively. The net increase in total assets for the six months ended June 30, 2002 consisted primarily of an increase of $4.4 million in total loans, an increase of $956,000 in cash and due from banks, an increase in federal funds sold of $430,000, an increase in securities of $1.5 million and an increase of $780,000 in premises and equipment. The increase in premises and equipment reflects the construction in process of our Albany, Georgia branch. The loan to deposit ratio at June 30, 2002 was 66% compared to 68% at June 30, 2001. The decrease in the loan to deposit ratio as compared to the same period in 2001 is due to total loans increasing by $4.4 million compared to increases in total deposits of $7.0 million.

Stockholders' equity increased by $912,000 for the six months ended June 30, 2002. This net increase consists of net income of $687,000 less dividends declared and paid of $64,000 and an increase in unrealized gains on securities of $289,000.

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

At June 30, 2002, the Bank's liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 24.30% at June 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2002, the Company's and Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2002 are as follows:

                                                               Regulatory
                                                                 Minimum
                                     Company        Bank       Requirement
                                     -------        ----       -----------
    Leverage Capital Ratio             9.76%       9.93%         4.00%
    Risk-Based Capital Ratios
            Core Capital              11.28%      11.48%         4.00%
            Total Capital             12.27%      12.47%         8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $138,000 and $215,000 for the three and six month periods ended June 30, 2002, respectively, compared to the same period in 2001. The increase in net interest income for both periods ended June 30, 2002 is attributable to an increase in earning assets of $13.0 million as compared to June 30, 2001 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Loans increased during this period by $7.5 million, which generally provide greater yields to the Company. The yield on total loans for the six months ended June 30, 2002 is approximately 9.24%, which is 143 basis points less than the average yield on loans for the six months ended June 30, 2001. During this same period, total deposits increased by $13.4 million, which included an increase of $12.0 million in interest-bearing deposits and an increase of $1.4 million in non-interest bearing deposits.

The net interest margin decreased slightly to 5.12% at June 30, 2002 as compared to 5.32% at June 30, 2001.

Provision for Loan Losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. No provision was made during the six month period ending June 30, 2002 based upon this evaluation process as compared to $35,000 for the same period in 2001. The allowance for loan loss as a percentage of total loans was 1.43% at June 30, 2002, 1.54% at December 31, 2001, and 1.47% at June 30, 2001. The total nonperforming loans at June 30, 2002 was $1,048,000 compared to $554,000 at June 30, 2001. Net charge-offs for the six months ended June 30, 2002 decreased by $31,000 as compared to the same period in 2001. Management believes the allowance for loan loss at June 30, 2002 is adequate to meet any future losses in the loan portfolio. The decrease in the provision in 2002 as compared to 2001 reflects the decrease in net charge-offs for the six months ended June 30, 2002.

At June 30, 2002 and 2001, nonaccrual, past due, and restructured loans were as follows:

                                                       June 30,         June 30,
                                                         2002             2001
                                                      ---------        ---------
                                                          (Dollars in thousands)

     Total nonaccruing loans                          $   1,048         $   554
     Loans contractually past due ninety days
       or more as to interest or principal
       payments and still accruing                           10             277
     Restructured loans                                       -               -

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2002 and 2001 is as follows:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              2002          2001
                                                                          -----------   ------------
                                                                            (Dollars in thousands)

Average amount of loans outstanding                                       $   51,634     $  45,752
                                                                          ============  ============


Balance of allowance for loan losses at beginning of period               $      770     $     679
Loans charged off
   Commercial and financial                                                      (20)          (19)
   Real estate                                                                   (11)          (45)
   Installment                                                                  (105)          (68)
                                                                          ------------  ------------
                                                                                (136)         (132)
                                                                          ------------  ------------
Loans recovered
   Commercial and financial                                                       79             5
   Real estate                                                                    41            47
   Installment                                                                    27            60
                                                                          ------------  ------------
                                                                                 147           112
                                                                          ------------  ------------
Net (charge-offs) recoveries                                                      11           (20)
                                                                          ------------  ------------

Additions to allowance charged to operating expense during period                 -             35
                                                                          ------------  ------------

Balance of allowance for loan losses at end of period                            781           694
                                                                          ============  ============

Ratio of net (charge-offs) recoveries during the
   period to average loans outstanding                                           .02%        (.04)%
                                                                          ============  ============


Other Income. Other income decreased by $2,000 for the three months ended June 30, 2002 and increased by $39,000 for the six months ended June 30, 2002 compared to the same period in 2001. The most significant difference which affected both periods was increases of $7,000 and $35,000 in service charges on deposit accounts for 2002 and 2001, respectively.

Other Expenses. Other expenses increased by $21,000 and $145,000 for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The most significant increases in 2002 are increases of $55,000 and $69,000 in salaries and employee benefits for the three and six month periods ended June 30, 2002. During the same periods, other operating expenses decreased by $5,000 and $82,000, respectively. The increase in salaries and employee benefits for both the three and six month periods represents normal increases in salaries and an increase in the number of employees. At June 30, 2002, the number of full-time equivalent employees was 53 compared to 46 at June 30, 2001. Occupancy and equipment expenses have decreased slightly for the six months ended June 30, 2002 by $6,000 as compared to the same period in 2001. The increases in other operating expenses include increases in expenses directly related to increased activity in both loans and deposits and expenses related to opening the Albany branch.

Income Taxes. Income tax expense increased by $33,000 and $39,000 for the three and six months ended June 30, 2002 as compared to 2001. The effective tax rate for 2002 and 2001 was 26% and 26%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $82,000 and $105,000 for the three and six months ended June 30, 2002 as compared to the same period in 2001. The primary reason for the increase in net income for the three and six months ended June 30, 2002 as compared to the same period in 2001 is attributable to the increase in net interest income.

                           PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

             Exhibit
             Number      Exhibit
             ------      -------

             99.1        Certification of Principal Executive Officer
             99.2        Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITOL CITY BANCSHARES, INC.




Date:  August 14, 2002                    /s/ George G. Andrews
       --------------------             ----------------------------------------
                                        George G. Andrews
                                        President and Director

Date:  August 14, 2002                    /s/ Kevin M. Sharpe
       --------------------             ----------------------------------------
                                        Kevin M. Sharpe
                                        Vice President and
                                        Chief Financial Officer