Form 10QSB
period 2002-09-30
CAPITOL CITY BANCSHARES INC
filed 2002-11-14
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-25227

Capitol City Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2452995 (IRS Employer Identification No.)

562 Lee Street, S.W., Atlanta, Georgia 30310
(Address of principal executive offices)

(404) 752-6067
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 532,088; $6 par value

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

Signatures	13

Certifications	14-19

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

Assets

Cash and due from banks	$628,745
Interest bearing deposits in banks	75,682
Federal funds sold	2,998,000
Securities available-for-sale, at fair value	33,251,488
Restricted equity securities, at cost	117,500

Loans	60,068,407
Less allowance for loan losses	799,593

Loans, net	59,268,814

Premises and equipment	4,212,652
Other assets	693,465

Total assets	$101,246,346

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$22,582,306
Interest-bearing	66,272,680

Total deposits	88,854,986
Note payable	183,500
Securities sold under repurchase agreements	1,500,000
Other liabilities	983,186

Total liabilities	91,521,672

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized;
532,088 shares issued and outstanding	3,192,528
Capital surplus	2,128,352
Retained earnings	3,753,913
Accumulated other comprehensive income	649,881

Total stockholders’ equity	9,724,674

Total liabilities and stockholders’ equity	$101,246,346

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$1,278,279	$1,213,238	$3,662,937	$3,623,615
Taxable securities	211,650	177,114	620,137	547,282
Nontaxable securities	124,588	115,333	375,243	342,196
Federal funds sold	8,616	15,578	32,353	72,656

Total interest income	1,623,133	1,521,263	4,690,670	4,585,749

Interest expense
Deposits	502,803	589,625	1,483,107	1,779,275
Other borrowings	1,560	3,057	5,937	10,499

	504,363	592,682	1,489,044	1,789,774

Net interest income	1,118,770	928,581	3,201,626	2,795,975
Provision for loan losses	50,000	245,000	50,000	280,000

Net interest income after provision for loan losses	1,068,770	683,581	3,151,626	2,515,975

Other income
Service charges on deposit accounts	454,261	385,324	1,263,469	1,159,287
Other fees and commissions	23,235	12,961	67,841	64,709
Gain on sale of securities available-for-sale	—	7,370	—	7,370
Other operating income	6,593	41,942	76,192	100,931

Total other income	484,089	447,597	1,407,502	1,332,297

Other expenses
Salaries and employee benefits	559,500	475,405	1,512,674	1,359,569
Occupancy and equipment expenses	155,499	144,087	401,413	396,253
Other operating expenses	493,008	440,474	1,370,348	1,235,386

Total other expenses	1,208,007	1,059,966	3,284,435	2,991,208

Net income before income taxes	344,852	71,212	1,274,693	857,064

Income tax expense	96,346	(8,168)	339,418	196,252

Net income	248,506	79,380	935,275	660,812

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period, net of tax	256,402	117,316	545,533	467,586
Reclassification adjustment for gains realized in net income, net of tax	—	(4,864)	—	(4,864)

Other comprehensive income	256,402	112,452	545,533	462,722

Comprehensive income	$504,908	$191,832	$1,480,808	$1,123,534

Basic earnings per share	$0.47	$0.15	$1.76	$1.24

Diluted earnings per share	$0.44	$0.14	$1.68	$1.19

Cash dividends declared per share	$—	$—	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$935,275	$660,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195,027	180,217
Provision for loan losses	50,000	280,000
Gain on sale of securities	—	(7,370)
Other operating activities	149,044	105,144

Net cash provided by operating activities	1,329,346	1,218,803

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(11,525,123)	(5,007,704)
Proceeds from sale of securities available-for-sale	—	1,490,000
Proceeds from maturities of securities available-for-sale	5,234,677	3,949,068
Net increase in interest-bearing deposits	(5,664)	(62,509)
Net (increase) decrease in federal funds sold	(45,000)	1,371,000
Net increase in loans	(9,954,605)	(7,667,070)
Purchase of premises and equipment	(1,236,388)	(801,916)
Proceeds from sale of equipment	—	10,000

Net cash used in investing activities	(17,532,103)	(6,719,131)

FINANCING ACTIVITIES
Net increase in deposits	12,765,952	4,674,050
Net increase in securities sold under repurchase agreements	1,500,000	—
Payment of dividends	(63,851)	(53,209)

Net cash provided by financing activities	14,202,101	4,620,841

Net decrease in cash and due from banks	(2,000,656)	(879,487)

Cash and due from banks, beginning of period	2,629,401	3,082,283

Cash and due from banks, end of period	$628,745	$2,202,796

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Capitol City Home Loans is a mortgage company organized and incorporated during the second quarter of 2002. The operations of the Mortgage Company through September 30, 2002 consist of organizational activities.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$248,506	$79,380	$935,275	$660,812

Weighted average common shares outstanding	532,088	532,088	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	28,356	24,505	24,467	21,015

Total weighted average common shares and common stock equivalents outstanding	560,444	556,593	556,555	553,103

Diluted earnings per common share	$0.44	$0.14	$1.68	$1.19

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARY

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets increased $15.9 million from $85.3 million to $101.2 million, or 18.7% for the nine months ended September 30, 2002. The increase in total assets in 2002 was 8.2% for the same period in 2001. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $12.8 million and $4.7 million, respectively. The net increase in total assets for the nine months ended September 30, 2002 consisted primarily of an increase of $9.9 million in total loans, a decrease of $2.0 million in cash and due from banks, an increase in securities of $7.1 million and an increase of $1.0 million in premises and equipment. The increase in premises and equipment as compared to September 30, 2001 reflects the completion of our Albany, Georgia branch and the construction in process of our new operations center. The loan to deposit ratio at September 30, 2002 and 2001 was 68% and 74.7%, respectively. The decline in the loan to deposit ratio is due to the significant growth in deposits over the past year.

Stockholders’ equity increased by $1.4 million for the nine months ended September 30, 2002. This net increase consists of net income of $935,000 less dividends paid of $64,000 and an increase in unrealized gains on securities of $546,000.

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

At September 30, 2002, the Bank’s liquidity ratio of 27.82% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2002, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at September 30, 2002 are as follows:

	Bank	Regulatory Minimum Requirement

Leverage Capital Ratio	9.53%	4.00%
Risk-Based Capital Ratios
Core Capital	10.76%	4.00%
Total Capital	11.71%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $190,000 and $406,000 for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in net interest income for the three and nine month periods ended September 30, 2002 is attributable to an increase in earning assets of $23.7 million as compared to September 30, 2001. Loans increased from September 30, 2001 by $8.9 million, which provide the highest yields to the Company. The annualized net yield on total loans for the nine months ended September 30, 2002 and 2001 was approximately 9.21% and 10.47%, respectively. During this same period, total deposits increased by $20 million, which included an increase of $16.5 million in interest-bearing deposits and an increase of $3.5 million in non-interest bearing deposits.

The overall result of an increase or decrease in net interest income is based on the net interest margin which is the ratio of net interest income to total interest earning assets.

The net interest margin decreased to 5.14% at September 30, 2002 as compared to 5.26% at September 30, 2001. The slight decline in the net interest margin during 2002 was expected due to the declines in interest rates over the past two years. In the current declining interest rate environment, out interest-earning assets have been repricing at a faster pace than our interest-bearing liabilities. We attempt to minimize the effects of changes in interest rates by matching the maturities of interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $50,000 was made during the three and nine month periods ending September 30, 2002 based upon this evaluation process as compared to $280,000 for the nine month period in 2001. The allowance for loan loss as a percentage of total loans was 1.33% at September 30, 2002 and 1.40% at September 30, 2001. The total nonperforming loans at September 30, 2002 increased to $1,074,000 compared to $819,000 at September 30, 2001 and $1,048,000 at June 30, 2002. Past due loans greater than ninety days increased to $454,000 from $51,000 at September 30, 2001. Net charge-offs for the nine months ended September 30, 2002 decreased by $225,000 as compared to the same period in 2001. Management believes the allowance for loan loss at September 30, 2002 is adequate to meet any anticipated future losses in the loan portfolio. The decrease in the provision in 2002 as compared to 2001 reflects the decrease in net charge-offs for the nine months ended September 30, 2002.

At September 30, 2002 and 2001, nonaccrual, past due, and restructured loans were as follows:

	September 30, 2002	September 30, 2001

	(Dollars in thousands)
Total nonaccruing loans	$1,074	$819
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	454	51
Restructured loans	—	—

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2002 and 2001 is as follows:

	Nine Months Ended September 30,

	2002	2001

	(Dollars in thousands)

Average amount of loans outstanding for the period	$53,046	$46,159

Balance of allowance for loan losses at beginning of period	$770	$679

Loans charged off
Commercial	(20)	(40)
Real estate	(11)	(253)
Installment	(149)	(106)

	(180)	(399)

Loans recovered
Commercial	80	7
Real estate	41	85
Installment	39	62

	160	154

Net charge-offs	(20)	(245)

Additions to allowance charged to operating expense during period	50	280

Balance of allowance for loan losses at end of period	800	714

Ratio of net loans charged-off during the period to average loans outstanding	.04%	.53%

Other Income. Other income increased by $36,000 and $75,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The most significant difference which affected both periods was increases of $69,000 and $104,000 in service charges on deposit accounts for the three and nine month periods in 2002. Service charges on deposit accounts include various types of service charges, including non-sufficient funds fees on checking accounts which accounted for approximately 69% and 63% of service charges on deposit accounts for the nine months ended September 30, 2002 and 2001, respectively.

Other Expenses. Other expenses increased by $148,000 and $293,000 for the three and nine months ended September 30, 2002 as compared to the same period in 2001. For the three and nine month periods ended September 30, 2002, salaries and employee benefits increased by $84,000 and $153,000, respectively, as compared to the same periods in 2001. The increase in salaries and employee benefits for both the three and nine month periods represents normal increases in salaries and an increase in the number of employees. At September 30, 2002, the number of full-time equivalent employees was 57 compared to 53 at September 30, 2001.

Other operating expenses increased by $53,000 and $135,000 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase in other operating expenses included increases of $80,000 and $78,000 in other losses and data processing fees for the nine months ended September 30, 2002 as compared to the same periods in 2001, respectively. For the three months ended September 30, 2002, we incurred a single other loss of $65,000 related to a counterfeit scheme.

Income Taxes. Income tax expense increased by $105,000 and $143,000 for the three and nine months ended September 30, 2002 as compared to 2001. The effective tax rate for 2002 and 2001 was 27% and 23%, respectively. The effective tax rate continues to be less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $169,000 and $274,000 for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The primary reason for the increase in net income for the three and nine months ended September 30, 2002 as compared to the same period in 2001 is attributable to the increase in net interest income.

Item 3.	CONTROLS AND PROCEDURES

Within ninety days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Comptroller, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Comptroller concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Comptroller also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 25, 2002. A total of 281,414 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

(a) The following directors were elected:

Directors	For	Against	Abstain

George G. Andrews	281,414	—	—
Dr. Gloria Campbell D’Hue	281,414	—	—
J. Al Cochran	281,414	—	—
Keith E. Evans	281,414	—	—
Leon Goodrum	281,414	—	—
Agnes H. Harper	281,414	—	—
Charles W. Harrison	281,414	—	—
Robert A. Holmes	281,414	—	—
Moses M. Jones	281,414	—	—
Marian S. Jordan	281,414	—	—
Kaneta R. Lott	281,414	—	—
Donald F. Marshall	281,414	—	—
George C. Miller, Jr.	281,414	—	—
Elvin Mitchell, Sr.	281,414	—	—
Roy W. Sweat	281,414	—	—
William Thomas	281,414	—	—
Cordy T. Vivian	281,414	—	—

Item 6.	Exhibits and Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.
Date: November 14, 2002	/s/ GEORGE G. ANDREWS

George G. Andrews President and Director

Date: November 14, 2002	/s/ KEVIN M. SHARPE

Kevin M. Sharpe Vice President and Comptroller

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George G. Andrews, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Capitol City Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GEORGE G. ANDREWS

George G. Andrews, President and C.E.O. (Principal Executive Officer)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin M. Sharpe, Comptroller, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Capitol City Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KEVIN M. SHARPE

Kevin M. Sharpe, Comptroller

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Capitol City Bancshares, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George G. Andrews, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GEORGE G. ANDREWS

George G. Andrews, President and C.E.O. (Principal Executive Officer)

November 14, 2002

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Capitol City Bancshares, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin M. Sharpe, Comptroller of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ KEVIN M. SHARPE

Kevin M. Sharpe, Comptroller

November 14, 2002