Form 10KSB
period 2002-12-31
CAPITOL CITY BANCSHARES INC
filed 2003-03-31
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

COMMISSION FILE NO. 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact Name of Bank as Specified in its Charter)

A GEORGIA CORPORATION
(State or Other Jurisdiction of Incorporation or Organization)

58-1994305
(IRS Employer Identification No.)

562 Lee Street, S.W. Atlanta, Georgia (Address of Principal Office)	30311 (Zip Code)

(404) 752-6067
(Bank’s Telephone No., Including Area Code)

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☐

The Registrant’s net income for its most recent fiscal year ended December 31, 2002 was $1,039,264.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on June 30, 2002, was $3,796,620. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price, as of June 30, 2002. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 6, 2003, was 532,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAPITOL CITY BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM ONE.  DESCRIPTION OF BUSINESS.

Business Overview.

On April 14, 1998, Capitol City Bancshares, Inc. ( the “Company”) was incorporated under the laws of the State of Georgia for the purpose of serving as a bank holding company for Capitol City Bank and Trust Company (the “Bank”).

The Company’s common stock was initially authorized and issued in connection with the acquisition of 100% of the stock of the Bank, a wholly-owned subsidiary of the Company, on December 22, 1998.

In connection with that acquisition, the Company filed a Registration Statement under the Securities Act of 1933 as a successor issuer to the Bank, and filed a Form 8-A pursuant to Section 12(g) of the Securities Exchange Act of 1934 for registration of the Company’s common stock under the 1934 Act.

Capitol City Bank & Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from five locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083 and 301 W. Oglethorpe Boulevard, Albany, Georgia 31707.

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

The Bank serves the residents of the City of Atlanta and Fulton, DeKalb and Dougherty Counties. Atlanta, Fulton County and Dougherty County have populations of approximately 426,476, 816,638 and 665,133 respectively. Each of these areas have a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capitol of the State of Georgia, with a significant number of residents employed in government.

As of December 31, 2002, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations.

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

Capitol City Bank and Trust Company

The Bank’s main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space. On July 16, 2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. The branch operates six days a week and is a full-service facility.

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

Competition

The banking business in the City of Atlanta and Fulton, DeKalb and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In Atlanta, there are branches of Bank of America, SunTrust, Wachovia, and First Union among many others. In Albany, there are also branches of Heritage Bank, Albany Bank & Trust and Security Bank & Trust Company of Albany. In addition to these banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank’s market.

Employees

As of December 31, 2002, the Company had 54 full-time employees and 7 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

Supervision and Regulation.

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company’s subsidiaries.

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

Regulation of the Company.

The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively.

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

Source of Strength to Subsidiary Banks.

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-banking subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for the Bank.

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

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite “1” under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

As of December 31, 2002, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 10.00% and 8.95%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 12 to the Notes to Consolidated Financial Statements.

The Riegle-Neal Interstate Banking and Branching Efficiency Act.

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the “ten percent concentration limit”) or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the “thirty percent concentration limit”). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act (the “GLB Act”) dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

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

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank’s direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

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

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well- capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company’s depository institutions meet the well-capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act’s amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

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

Regulation of the Bank.

As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department.

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

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996,

Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the Bank’s market area.

Capital Requirements.

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general is considered a strong banking organization, rated Composite “1” under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. All other financial institutions are required to maintain leverage ratio of four (4) percent.

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships (“PCCRs”) that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a “ten (10) percent haircut”); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets (“NMSAs”) and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FIDICIA”), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (“BIF”). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2002, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2002.

Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies’ regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution’s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution’s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating. As a result of the Bank’s most recent CRA examination, the Bank received a “satisfactory” CRA rating.

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

Competition.

The banking industry is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters competition from most of the financial institutions in the Bank’s primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.

ITEM TWO.   DESCRIPTION OF PROPERTY.

The Company’s main offices are located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot.

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

ITEM THREE.   LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, other than ordinary routine litigation incidental to the business. To the knowledge of the management of the Company, no such proceedings are contemplated or threatened against the Company. Further, no director, nominee director, principal officer or securities holder owning beneficially more than five percent (5%) of the Company’s stock is a party adverse to the Company or has a material interest adverse to the Company.

ITEM FOUR.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2002.

PART II

ITEM FIVE.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The common stock of the Company is not traded in the over-the-counter market or on any stock exchange, nor is the Company’s common stock actively traded. There is thus no established trading market for the Company’s common stock. The Company has maintained records of share prices based on actual transactions when such information has been disclosed by persons either purchasing or selling the Company’s common stock. These records reflect prices for transactions in the Company’s common stock to the best knowledge of management.

The following table reflects the high and low trades of shares of the Company for each quarterly period during the last two years based on such limited available information.

YEAR	HIGH SELLING PRICE	LOW SELLING PRICE

2002
First Quarter	$15.00	$12.00
Second Quarter	$15.00	$12.00
Third Quarter	$15.00	$12.00
Fourth Quarter	$15.00	$12.00
2001
First Quarter	$12.50	$12.00
Second Quarter	$12.50	$12.00
Third Quarter	$12.50	$12.00
Fourth Quarter	$15.00	$15.00

As of December 31, 2002, the Company had approximately 1,183 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in the first quarter of 2002 of $0.12 per share.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Summary

During 2002, we continued to experience strong growth in total assets, total interest-earning assets, and total deposits. As of December 31, 2002, we reported total assets of $110.1 million, an increase of 29.1% over 2001. Total interest-earning assets and total deposits increased by $23.3 million, or 29.4% and $21.5 million, or 28.3%, respectively, as of December 31, 2002. Net income for the year ended December 31, 2002 increased by $154,000 as compared to the year ended December 31, 2001.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2002, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available-for-sale, selling participations in loans and accessing available funds through various borrowing arrangements.

At December 31, 2002, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2002, our total equity increased by $1.5 million. This increase consists of net income of $1.0 million and increases in unrealized gains on securities available-for-sale, net of tax, of $568,000, offset by dividends paid of $64,000. At December 31, 2002, our total capital amounted to approximately $9.9 million.

We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Contractual Obligations and Commercial Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2002 and 2001 were $7.6 million and $3.7 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2002.

	Payments Due by Period

	(Dollars in Thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations
Bank borrowings	$251	$—	$100	$100	$51

	Amount of Commitment Expiration per Period

	(Dollars in Thousands)
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Other Contractual Commitments(1)
Commitments to extend credit	$6,285	$6,285	$0	$0	$0
Customer letters of credit	1,307	1,307	0	0	0

Total Commercial Commitments	$7,592	$7,592	$0	$0	$0

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

BALANCE SHEETS

Total assets increased approximately $25.0 million or 29.1% from 2001 to 2002 compared to an increase of $13.0 million for the year ended December 31, 2001. The majority of the increase in assets is an increase in total loans of $16.2 million, or 32.3% and an increase in securities of $8.3 million, or 31.5%. Premises and equipment increased by $1.1 million for the year ended December 31, 2002. The majority of this increase reflects the costs incurred in constructing the new Albany, Georgia branch and new operations center in Atlanta, Georgia.

The increase in assets was funded primarily by an increase in deposits of $21.5 million or 28.3% as compared to a $11.9 million increase in 2001. The net increase was made up of an increase in interest-bearing demand deposits of $23.6 million and offset by a decrease in noninterest-bearing deposits of $2.1 million. Time deposits of $100,000 or more increased during this same time period by $5.7 million, to $27.1 million. Noninterest-bearing deposits accounted for 23.1% and 32.3% of total deposits at December 31, 2002 and 2001, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin.

Average total assets increased $16.4 million from 2001 to 2002. Average interest-earning assets increased $14.7 million from 2001 to 2002, including an increase in average loans of $8.4 million. Average interest-bearing liabilities increased during the same period by $12.5 million from $49.3 to $61.8 million. These increases in average balances for the year ended December 31, 2002 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 20.9% and 17.6%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, continue to include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values in our market area are stable, although the overall economy in the United States has been on the decline. In a decreasing interest rate environment, assets and liabilities are repriced based on their individual repricing opportunities. We were liability sensitive, which negatively impacted net income; however, due to the increase in volume in interest-earning assets, the overall impact on net income was positive. Unemployment trends have shown signs of increasing and we have experienced increasing volumes of nonaccrual and past due loans.

We constantly attempt to reduce economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of our borrowers and monitoring the borrower’s financial position. Also, we periodically review our lending policies and procedures to insure that we are complying with external rules and regulations as well as internal expectations. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of our statutory capital and unsecured loan relationships that exceed 15% of statutory capital.

RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits in banks, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits, notes payable and securities sold under repurchase agreements.

The yield on interest-earning assets decreased by 102 basis points to 7.34 in 2002, as compared to 8.36% in 2001. The net yield on average interest-earning assets decreased 19 basis points to 4.97% during 2002 from 5.16% during 2001. The yield on interest-bearing liabilities decreased 138 basis points to 3.34% in 2002 compared to 4.72% in 2001. The decrease in the yield on interest-earning assets and the net yield on average interest-earning assets is primarily the result of the decrease in yield on loans, which decreased by 113 basis points. Average loans represented 63.9% and 65.3% of total interest-earning assets at December 31, 2002 and 2001, respectively. The decrease in net yield on average interest-earning assets is the result of being liability sensitive during a declining interest rate environment. Fortunately, due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2002 as compared to the same period in 2001. The net effect on net interest income was an increase of $597,000, or 15.9% as compared to 2001.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2002 from $280,000 to $315,000, or by $35,000.

Total loan charge-offs decreased by 52% from $415,000 in 2001 to $199,000 for the year ended 2002, and recoveries decreased from $226,000 to $173,000, resulting in net charge-offs of $26,000 and $189,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in net charge-offs of $163,000 resulted in a net charge-off to average loans ratio of .05% in 2002 as compared to .40% in 2001. The majority of the number of charge-offs in 2001 consisted of consumer loans, although one real estate loss accounted for the single largest individual loss. The loss incurred in 2001 in the real estate portfolio was believed to be an isolated instance.

Our allowance for loan loss was $1.1 million at December 31, 2002 compared to $770,000 at December 31, 2001. The allowance as a percentage of total loans increased slightly to 1.60% in 2002 as compared to 1.54% in 2001. As of December 31, 2002, there were $1.1 million of impaired loans as compared to $1.0 million in 2001. Impaired loans consist of nonaccrual loans and we have determined that a valuation allowance of approximately $35,000 is required for these loans. Due to collateral values on the underlying collateral, no additional losses are anticipated. Past due loans greater than 90 days and still accruing interest increased significantly at December 31, 2002 as compared to 2001, increasing from $20,000 to $219,000. Considering all these circumstances, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2002.

Other income increased $163,000 or 9.6% in 2002 compared to an increase of $230,000 in 2001. These increases continue to consist primarily of increases in service charges on deposit accounts which increased by $169,000 and $198,000, respectively. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 70% and 65% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2002 and 2001, respectively.

Other expenses increased $486,000 or 12.2% during 2002 compared to $469,000 in 2001. The increase is due partially to an increase in salaries and employee benefits of $281,000. The increase in salaries and employee benefits is due to increases in number of employees, overall employee salaries, benefits, profit sharing contributions and annual increases. The number of employees increased in 2002 to 57 from 54. Other operating expenses increased $103,000 in 2002 as compared to $146,000 in 2001. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increase in other expenses was an increase of $114,000 in computer expenses which is directly related to the increased volume of loan and deposit activity. Typically, as volume increases, there is an incremental increase in these many individual expense items.

During 2002, we recognized income tax expense of $394,000 compared to $308,000 in 2001. The effective tax rate was 27% and 26% for the years ended December 31, 2002 and 2001, respectively. We continue to invest in tax-free securities as a means of minimizing our tax expense.

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the security portfolio; the loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and risk elements; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)

ASSETS

Cash and due from banks	$2,763	$2,527
Taxable securities	16,775	11,821
Nontaxable securities	12,048	10,681
Unrealized gains on securities available-for-sale	523	251
Federal funds sold	2,750	2,726
Loans (2)(3)	55,805	47,449
Allowance for loan losses	(781)	(653)
Other assets	4,931	3,642

	$94,814	$78,444

Total interest-earning assets	$87,378	$72,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$22,295	$20,149
Interest-bearing demand and savings	19,481	13,693
Time	42,116	35,404

Total deposits	83,892	69,246
Notes payable	217	184
Securities sold under repurchase agreements	474	—
Other liabilities	1,024	922

Total liabilities	85,607	70,352

Stockholders’ equity (4)	9,207	8,092

	$94,814	$78,444

Total interest-bearing liabilities	$61,814	$49,281

(1)       Average balances were determined using the daily average balances.

(2)       Nonaccrual loans of $982,000 and $584,000 are included in the average balances of loans for 2002 and 2001, respectively.

(3)       Loans are net of deferred loan fees and unearned interest.

(4)       Includes net unrealized gains on securities available-for-sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,

	2002		2001

	Interest	Average Rate	Interest	Average Rate

	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$5,013	8.98%	$4,799	10.11%
Interest on taxable securities	861	5.13	711	6.01
Interest on nontaxable securities(2)	493	4.09	467	4.37
Interest on federal funds sold	44	1.60	96	3.52

Total interest income	$6,411	7.34	$6,073	8.36

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	464	2.38	410	2.99
Interest on time deposits	1,582	3.76	1,901	5.37
Interest on notes payable	9	4.15	13	7.07
Interest on securities sold under repurchase agreements	10	2.11	—	—

Total interest expense	2,065	3.34	$2,324	4.72

NET INTEREST INCOME	$4,346		$3,749

Net interest spread		4.00%		3.64%

Net yield on average interest-earning assets		4.97%		5.16%

(1)       Interest on loans includes approximately $578,000 and $457,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively.

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

	2002 vs. 2001 Changes Due To:

	Rate	Volume	Increase (Decrease)

	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(573)	$787	$214
Interest on taxable securities	(115)	265	150
Interest on nontaxable securities	(31)	57	26
Interest on federal funds sold	(53)	1	(52)

Total interest income	(772)	1,110	338

Interest on interest-bearing demand and savings deposits	(95)	149	54
Interest on time deposits	(637)	318	(319)
Interest on note payable	(6)	2	(4)
Interest on securities sold under repurchase agreements	—	10	10

Total interest expense	(738)	479	(259)

Net interest income	$(34)	$631	$597

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

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates.

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is our intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2002, our cumulative one year interest rate sensitivity gap ratio was 69%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning liabilities will reprice during this period at a rate faster than our interest-bearing assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$79	$—	$—	$—	$79
Federal funds sold	1,832	—	—	—	1,832
Securities	1,433	3,002	18,771	11,308	34,514
Loans	34,991	4,960	21,331	5,302	66,584

	$38,335	$7,962	$40,102	$16,610	$103,009

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	24,813	—	—	—	24,813
Certificates, less than $100,000	5,964	12,262	5,018	—	23,244
Certificates, $100,000 and over	8,487	13,891	4,683	—	27,061
Securities sold under repurchase agreements	1,500	—	—	—	1,500
Note payable	251	—	—		251

	$41,015	$26,153	$9,701	$	$76,869

Interest rate sensitivity gap	$(2,680)	$(18,191)	$30,401	$16,610	$26,140

Cumulative interest rate sensitivity gap	$(2,680)	$(20,871)	$9,530	$26,140

Interest rate sensitivity gap ratio	.93	.30	4.13	—

Cumulative interest rate sensitivity gap ratio	.93	.69	1.12	—

The table above indicates that we are outside our target range and liability sensitive. The effect on us of being liability sensitive is that in a rising interest rate environment, the interest-bearing assets will reprice slower than interest-earning liabilities, therefore having a negative effect on net interest income. In a decreasing interest rate environment, a liability sensitive position would positively affect net interest income.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category. These deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 60% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
U.S. Treasury and government agencies	$20,539	$13,877
State and municipal securities	13,857	12,257
Federal Home Loan Bank stock	118	118

	$34,514	$26,252

Maturities

The amounts of debt securities in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Treasury and Government Agencies		State and Municipal

	Amount	Yield (1)	Amount	Yield (1)(2)

	(Dollars in Thousands)
One year or less	$982	5.06%	$328	5.15%
After one through five years	4,725	5.46	5,100	4.14
After five through ten years	1,551	5.04	5,987	3.97
Greater than ten years	13,281	4.17	2,442	4.22

	$20,539	4.58%	$13,857	4.10%

(1)       Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

(2)       Yields on state and municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,

	2002	2001

	(Dollars in Thousands)
Commercial	$18,291	$15,409
Real estate-construction	2,710	2,421
Real estate-mortgage	38,285	26,751
Consumer	6,389	5,582
Other	909	142

	$66,584	$50,305

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2002 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands

One year or less	$22,735
After one through five years	35,835
After five years	8,014

$66,584

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost.

The following table summarizes loans at December 31, 2002 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands

Predetermined interest rates	$19,752
Floating or adjustable interest rates	24,097

$43,849

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,

	2002	2001

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$1,106	$1,048

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	219	20

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2002 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$64,880

Interest income that was recorded on nonaccrual loans	$34,107

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

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense are: composition of the loan portfolio, evaluation of possible future losses, current economic conditions, past experience, and other relevant factors. The allowance for loan losses is reviewed periodically based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

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

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)

Average balance of loans outstanding	$55,805	$47,449

Balance of allowance for loan losses at beginning of year	770	679

Charge-offs:
Installment	(155)	(126)
Commercial	(20)	(36)
Real estate	(24)	(253)

	(199)	(415)

Recoveries:
Installment	51	66
Commercial	81	15
Real estate	41	145

	173	226

Net charge-offs	(26)	(189)

Addition to allowance charged to operating expenses	315	280

Balance of allowance for loan losses	$1,059	$770

Ratio of net loan charge-offs to average loans	0.05%	0.40%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,

	2002		2001

	Amount	Rate	Amount	Rate

	(Dollars in Thousands)

Noninterest-bearing demand	$22,295	—%	$20,149	—%
Interest-bearing demand and savings	19,481	2.38	13,693	2.99
Time deposits	42,116	3.76	35,404	5.37

Total	$83,892	3.32	$69,246	3.34

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2002 for the periods indicated.

(Dollars in Thousands)
Three months or less	$8,487
Over three through twelve months	13,891
Over twelve months	4,683

Total	$27,061

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,

	2002	2001

Return on assets (1)	1.10%	1.13%
Return on equity (2)	11.29	10.94
Dividend payout (3)	6.14	6.02
Equity to assets (4)	9.71	10.31

   (1)    Net income divided by average total assets.

   (2)    Net income divided by average equity.

   (3)    Dividends declared per share of common stock divided by net income per share.

   (4)    Average equity divided by average total assets.

ITEM SEVEN.   FINANCIAL STATEMENTS.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99(a) of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - December 31, 2002 and 2001

Consolidated Statements of Comprehensive Income - December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2002 and 2001

Consolidated Statements of Cash Flows - December 31, 2002 and 2001

Notes to Consolidated Financial Statements

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

Name of Director or Principal Officer	Age	Year Elected	Information about Directors or Principal Officers

George G. Andrews	51	1994	President, Chief Executive Officer; formerly with Trust Company Bank

Dr. Gloria Campbell-D’Hue	55	1994	Director; Physician

J. Al Cochran	72	1994	Director, General Counsel; Attorney-at-Law

Keith E. Evans	57	1995	Director; Physical Therapist, Atlanta Human Performance Center

Leon Goodrum	61	1994	Chairman; Operator, McDonald’s Restaurant

Agnes H. Harper	57	1995	Director; Retired Agent, New York Life Insurance Company

Charles W. Harrison	71	1994	Director; Insurance Executive, Harrison Insurance Agency

Robert A. Holmes	59	1995	Director; University Administrator, Clark Atlanta University

Moses M. Jones	52	1995	Director; Physician

Marian S. Jordan	57	1995	Director; Teacher, Atlanta Board of Education and Parents’ Choice Day Care

Kaneta R. Lott	52	1994	Director; Dentist, Children’s Dentistry, P.C.

Donald F. Marshall	65	1994	Director; Dentist

George C. Miller, Jr.	54	1995	Director; President, Spectrum Consulting Associates, Inc.

Elvin R. Mitchell, Sr.	89	1995	Director; Contractor, E. R. Mitchell Construction Company

Roy W. Sweat	75	1995	Director; Chiropractor

William Thomas	58	1995	Director; President, Thomas Cleaning Service, Inc.

Cordy T. Vivian	77	1995	Director; President, Basic, Inc. (relations)

J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, and Efficiency Lodge, Inc., companies having a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 2002.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. The Company and the Bank do not separately compensate their directors. The directors are not compensated for attending the monthly board meetings of the Bank and various other committee meetings.

During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A “legal proceeding” includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2002 and Form 5 and amendments thereto furnished to the Company during 2002, no person who, at any time during 2002, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2002 fiscal year or previously.

ITEM TEN.   EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation for the Bank’s Chief Executive Officer. No other individual earned in excess of $100,000 in 2002.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/SARS(#)	LTIP Payouts	All Other Compensation(2)

George G. Andrews,	2002	110,000	15,000	8,000	—	12,000	—	12,000
CEO, President,	2001	105,000	11,500	—	—	10,000	—	10,000
Director	2000	100,000	12,000	2,600	—	10,000	—	10,000

       1    Representing membership dues paid on Mr. Andrews’ behalf.

       2    Company matching contributions to the Company’s 401(k) Plan on behalf of Mr. Andrews.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Year	# of Securities Underlying Option/SAR Grants	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

CEO - George G. Andrews	2002	2,000	40%	$15.00	2012
	2001	None	None	None	None
	2000	None	None	None	None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized (#)	Number of Securities Underlying Unexercised Options/SARS at FY-End (Exercisable/Unexercisable)	Value of Unexercised in-the-money options/SARs at FY-End (Exercisable/Unexercisable)

CEO-George G. Andrews	—	—	12,000/0(2)	$100,000/0(1)

No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2002.

The Company does not have any Long Term Incentive Plans in effect.

(1)      The dollar values have been calculated by determining the difference between the estimated fair market value of the Company’s common stock on March 6, 2003 ($15.00) and the exercise prices of the options ($10.00).

(2)      On July 13, 1999, Mr. Andrews was granted the option to purchase 10,000 shares of common stock at $10.00 per share, expiring on July 13, 2009. On August 1, 2002, Mr. Andrews was granted the option to purchase 2,000 shares of common stock at $15.00 per share, expiring on August 1, 2012.

As of December 31, 2002, the directors of the Company receive no compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company’s last fiscal year for services as a director except as described herein.

The Company is not aware of any compensatory plan or arrangement with respect to any individual named in the summary compensation table for the latest fiscal year which will result from the resignation, retirement or other termination of such individual’s employment with the Company or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

ITEM ELEVEN.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2002, the Company knows of no beneficial owner other than Mr. Thomas listed below, of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class

George G. Andrews	20,000[2]	3.85%

Dr. Gloria Campbell-D’Hue	15,000[3]	2.82%

J. Al Cochran	15,000	2.82%

Keith E. Evans	12,500	2.35%

Leon Goodrum	15,000	2.82%

Agnes H. Harper	15,175[4]	2.85%

Charles W. Harrison	15,600[5]	2.93%

Robert A. Holmes	13,000[6]	2.44%

Moses M. Jones	10,000	1.88%

Marian S. Jordan	15,250[7]	2.88%

______________

      1    Included in the number of shares listed above, each Director, excluding Mr. Andrews, are options granted under the Capitol City Bancshares, Inc. Nonqualified Stock Option Plan to purchase 5,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.

       2    Includes 4,000 shares owned by Mr. Andrews, 4,000 shares held jointly with Mr. Andrews’ spouse, and 10,000 options to purchase common stock granted under the Capitol City Bancshares, Inc. Incentive Stock Option Plan. These 10,000 options are exercisable at $10.00 per share and expire on July 13, 2009. On August 1, 2002, Mr. Andrews was granted options to purchase 2,000 shares of common stock exercisable at $15.00 per share which expire on August 1, 2012.

       3    Includes 4,500 shares owned by Dr. D’Hue and 5,500 shares owned by her child.

       4    Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper’s spouse, and 1,192 shares held by Mrs. Harper’s spouse.

       5    Includes 10,000 shares owned by Mr. Harrison, 600 shares held by Mr. Harrison’s children.

       6    Includes 2,000 shares held by Mr. Holmes’ grandchildren.

       7    Includes 10,000 shares owned by Ms. Jordan and 250 shares held by Ms. Jordan’s children.

Kaneta R. Lott	17,000[8]	3.19%

Donald F. Marshall	15,000	2.82%

George C. Miller, Jr.	10,500[9]	1.97%

Elvin Mitchell, Sr.	20,400[10]	3.83%

Roy W. Sweat	20,000	3.76%

William Thomas	36,555[11]	6.87%

Cordy T. Vivian	15,000	2.82%

Executive Officers and Directors as a Group (17 persons)	280,980	52.80%

The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

______________

       8    Includes 5,000 shares held jointly with Dr. Lott’s spouse, 2,000 shares held by Dr. Lott’s children and 5,000 shares held by Childrens Dentistry Profit Sharing Plan.

       9    Includes 5,000 shares owned by Mr. Miller and 500 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.

     10    Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell’s spouse, and 150 shares held by Mr. Mitchell’s grandchildren.

     11    Includes 14,000 shares owned by Mr. Thomas and 17,555 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	105,000	$10.25	54,600
Equity compensation plans not approved by security holders	0	0	0
Total	105,000	$10.25	54,600

ITEM TWELVE.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s directors and executive officers, and certain business organizations and individuals associated therewith, have been customers of and have had banking transactions with the Company and are expected to continue such relationships in the future. Pursuant to such transactions, the Bank’s directors and executive officers from time to time have borrowed funds from the Bank for various business and personal reasons. Extensions of credit made by the Bank to its directors and executive officers have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM THIRTEEN.   EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

2.1

Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

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

11.	Statement of Computation of Net Income Per Share.

21.	Subsidiary Information.

24.	Power of Attorney (on signature page).

B.       Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM FOURTEEN.   CONTROLS AND PROCEDURES.

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, George G. Andrews, and Vice President Financial Reporting, Kevin Sharpe, have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted on December 31, 2002, within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of Mr. Andrews’ and Mr. Sharpe’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2003.

CAPITOL CITY BANCSHARES, INC.
BY:	/s/ GEORGE G. ANDREWS

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

Signature	Title

/s/ GEORGE G. ANDREWS	Director, President and Chief Executive Officer

George G. Andrews

/s/ DR. GLORIA CAMPBELL-D’HUE	Director

Dr. Gloria Campbell-D’Hue

/s/ J. AL COCHRAN	Director

J. Al Cochran

/s/ KEITH E. EVANS	Director

Keith E. Evans

/s/ LEON GOODRUM	Chairman

Leon Goodrum

/s/ AGNES H. HARPER	Director

Agnes H. Harper

/s/ CHARLES W. HARRISON	Director

Charles W. Harrison

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ ROBERT A. HOLMES	Director

Robert A. Holmes

/s/ MOSES M. JONES	Director

Moses M. Jones

/s/ MARIAN S. JORDAN	Director

Marian S. Jordan

/s/ KANETA R. LOTT	Director

Kaneta R. Lott

/s/ DONALD F. MARSHALL	Director

Donald F. Marshall

/s/ GEORGE C. MILLER, JR.	Director

George C. Miller, Jr.

/s/ ELVIN MITCHELL, SR.	Director

Elvin Mitchell, Sr.

/s/ ROY W. SWEAT	Director

Roy W. Sweat

/s/ WILLIAM THOMAS	Director

William Thomas

/s/ CORDY T. VIVIAN	Director

Cordy T. Vivian

/s/ KEVIN SHARPE	Vice President, Financial Reporting

Kevin Sharpe

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, George G. Andrews, Chief Executive Officer, certify that:

1.         I have reviewed this Form 10-KSB of Capitol City Bancshares, Inc. (the “Report”);

2.         Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 29, 2003	/s/ GEORGE G. ANDREWS

GEORGE G. ANDREWS Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Kevin Sharpe, Vice President Financial Reporting, certify that:

1.         I have reviewed this Form 10-K of Capitol City Bancshares, Inc. (the “Report”);

2.         Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”; and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 29, 2003	/s/ KEVIN SHARPE

KEVIN SHARPE Vice President Financial Reporting

INDEX TO EXHIBITS

Exhibit Number	Description

11.	Statement of Computation of Net Income Per Share

21.	Subsidiary Information

99.1	CEO and CFO Certifications

99(a)	Consolidated Financial Statements