Form 10QSB
period 2003-03-31
CAPITOL CITY BANCSHARES INC
filed 2003-05-14
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58 - 2452995

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

562 Lee Street, S.W., Atlanta, Georgia 30311

(Address of principal executive office)

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003:  532,088; $6 par value

Transitional Small Business Disclosure Format

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2003
(Unaudited)

Assets
Cash and due from banks	$6,232,893
Interest-bearing deposits in banks	78,959
Federal funds sold	1,548,000
Securities available-for-sale, at fair value	32,995,528
Restricted equity securities	117,800
Loans	73,646,925
Less allowance for loan losses	1,042,548

Loans, net	72,604,377

Premises and equipment	4,846,346
Other assets	1,176,329

Total assets	$119,600,232

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$25,154,356
Interest-bearing	76,971,867

Total deposits	102,126,223
Trust preferred securities	3,300,000
Securities sold under repurchase agreements	2,778,000
Other liabilities	1,095,983
Note payable	325,500

Total liabilities	109,625,706

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized;532,088 shares issued and outstanding	3,192,528
Capital surplus	2,128,352
Retained earnings	4,008,697
Accumulated other comprehensive income	644,949

Total stockholders’ equity	9,974,526

Total liabilities and stockholders’ equity	$119,600,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans, including fees	$1,428,687	$1,179,597
Taxable securities	190,827	195,112
Nontaxable securities	133,981	124,847
Federal funds sold	8,684	12,250

Total interest income	1,762,179	1,511,806

Interest expense
Deposits	561,216	490,152
Other borrowings	5,676	2,222

Total interest expense	566,892	492,374

Net interest income	1,195,287	1,019,432
Provision for loan losses	155,000	—

Net interest income after provision for loan losses	1,040,287	1,019,432

Other income
Service charges on deposit accounts	470,345	398,140
Other fees and commissions	11,075	18,505
Other operating income	62,404	40,254

Total other income	543,824	456,899

Other expenses
Salaries and other employee benefits	590,232	451,201
Occupancy and equipment expenses	173,980	151,422
Other operating expenses	480,111	378,338

Total other expenses	1,244,323	980,961

Net income before income taxes	339,788	495,370
Income tax expense	109,180	135,663

Net income	230,608	359,707

Other comprehensive loss
Unrealized losses on securities available-for-sale arising during period, net of tax	(26,996)	(43,868)

Comprehensive income	$203,612	$315,839

Basic earnings per common share	$0.43	$0.68

Diluted earnings per common share	0.41	0.66

Cash dividends declared per share of common stock	$0.15	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$230,608	$359,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,587	85,077
Provision for loan losses	155,000	—
Net other operating activities	2,117	(224,559)

Net cash provided by operating activities	469,312	220,225

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(2,532,201)	(3,310,833)
Proceeds from maturities of securities available-for-sale	3,891,973	1,431,642
Purchase of restricted equity securities	(300)	—
Net (increase) decrease in interest-bearing deposits	121	(2,079)
Net decrease in federal funds sold	284,000	218,000
Net increase in loans	(7,489,975)	(2,079,361)
Purchase of premises and equipment	(652,954)	(367,076)

Net cash used in investing activities	(6,499,336)	(4,109,707)

FINANCING ACTIVITIES
Net increase in deposits	4,494,493	2,996,866
Net increase in securities sold under repurchase agreements	1,278,000	—
Proceeds from issuance of trust preferred securites	3,300,000	—
Proceeds from note payable	75,000	—
Payment of dividends	(79,813)	—

Net cash provided by financing activities	9,067,680	2,996,866

Net increase (decrease) in cash and due from banks	3,037,656	(892,616)
Cash and due from banks, beginning of period	3,195,237	2,629,401

Cash and due from banks, end of period	$6,232,893	$1,736,785

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended March 31, 2003 and 2002.

	Periods Ended March 31,

	2003	2002

Net income	$230,608	$359,707

Weighted average common shares outstanding	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	32,052	9,727

Total weighted average common shares and common stock equivalents outstanding	564,140	541,815

Diluted earnings per common share	$0.41	$0.66

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	STOCK COMPENSATION PLAN

At March 31, 2003, the Company has a stock-based compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$230,608	$359,707
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$230,608	$359,707
Earnings per share:
Basic - as reported	$.43	$.68

Basic - pro forma	$.43	$.68

Diluted - as reported	$.41	$.66

Diluted - pro forma	$.41	$.66

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2003 from $110.1 million to $119.6 million, or 8.62% for the quarter.  The increase in total assets in 2003 is more than the 3.89% growth for the same period in 2002.  The growth was funded by increases in total deposits, which increased by $4.5 million, or 4.60%, proceeds from a Trust Preferred Securities offering of $3.3 million, and an increase of $1.3 million in securities sold under repurchase agreements.  The increase in total assets for the quarter ended March 31, 2003 consisted primarily of an increase of $7.3 million in loans and an increase in cash and due from banks of $3.0 million.  These increases in assets were offset by decreases in Federal funds sold and securities of $284,000 and $1.4 million, respectively.  The loan to deposit ratio at March 31, 2003 was 72% compared to 68% at December 31, 2002.  Total loans have increased by $21.1 million since March 31, 2002 which for the same period, total deposits have increased by $23.0 million.  Noninterest-bearing deposits represent 25% of total deposits at March 31, 2003, which is down slightly from 28% at March 31, 2002.  Noninterest-bearing deposits significantly affect the net interest margin.  Our percentage of noninterest-bearing deposits continues to be significantly higher than our peer group, which has a positive effect on net income.

Stockholders’ equity increased by $124,000 for the quarter ended March 31, 2003.  This net increase consisted of net income of $231,000 less dividends declared of $80,000 and net decrease of unrealized gains on securities available-for-sale of $27,000.

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

At March 31, 2003, the Bank’s liquidity ratio of 28.53% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets.  At March 31, 2003, the Bank’s capital ratios were considered adequately capitalized based on regulatory minimum capital requirements.  The minimum capital requirements and the actual capital ratios for the Bank at March 31, 2003 are as follows:

	Bank	Regulatory Minimum Requirement

Leverage Capital Ratio	7.97%	4.00%
Risk-Based Capital Ratios
Core Capital	8.93%	4.00%
Total Capital	9.90%	8.00%

We anticipate, during the second quarter of 2003, injecting additional capital into the Bank from the proceeds of the Trust Preferred Securities offering which will return our capital ratios to well-capitalized.

We are in the process of opening our Savannah, Georgia branch.  The estimated costs to complete the branch is approximately $500,000.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Net Interest Income.  Net interest income increased by $176,000, or by 17.25% for the quarter ended March 31, 2003 compared to the same period in 2002.  The increase in net interest income in 2002 was $77,000, or 8.19%.  The increase in net interest income for the quarter ended March 31, 2003 is primarily attributable to increases in earning assets of $25.3 million as compared to March 31, 2002.  As noted above, loans increased during this period by $21.1 million, which generally provide greater yields.  Total loans increased for the same period in 2002 by only $5.7 million.  During this same period, total deposits increased by $23.0 million, of which $20.2 million were interest-bearing deposits.  The overall net increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin decreased to 4.63% at March 31, 2003 from 5.12% for the three months ended March 31, 2002.  The yield on interest-earning assets decreased to 6.82%, or 78 basis points, from March 31, 2002 to March 31, 2003.  The rate paid on interest-bearing liabilities decreased to 2.89%, or 71 basis points for the same period.  These decreases reflect the continued adjustment in rates as the prime rate declined over the past two years.

Provision for Loan Losses.  The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio.  We review the allowance for loan loss on a quarterly basis and make provisions as necessary.  A provision of $155,000 was made during the three month period ending March 31, 2003.  No provision was made during the three month period ending March 31, 2002.  The allowance for loan loss as a percentage of total loans was 1.42% and 1.46% at March 31, 2003 and 2002, respectively.  The total of nonperforming loans as of March 31, 2003 decreased by $108,000; however, net charge-offs increased by $165,000 and loans past due ninety days or more and still accruing increased by $493,000 as compared to the same period in 2002.  Management believes the allowance for loan loss at March 31, 2003 is adequate to meet any future losses in the loan portfolio.  The increase in the provision in 2003 as compared to 2002 reflects the increase in net charge-offs, increase in problem loans, and the overall increase in the loan portfolio since March 31, 2002.

At March 31, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Total nonaccruing loans	$668	$776
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	525	32
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
Average amount of loans outstanding	$67,090	$51,703

Balance of allowance for loan losses at beginning of period	$1,059	$770

Loans charged off
Commercial and financial	(130)	(3)
Real estate	(6)	—
Installment	(69)	(96)

	(205)	(99)

Loans recovered
Commercial and financial	2	78
Real estate	10	—
Installment	22	15

	34	93

Net charge-offs	(171)	(6)

Additions to allowance charged to operating expense during period	155	—

Balance of allowance for loan losses at end of period	1,043	764

Ratio of net loans charged-off during the period to average loans outstanding	.25%	.01%

Other Income.  Other income increased by $87,000 for the quarter ended March 31, 2003 compared to an increase of $41,000 for the same period in 2002.  The single most significant difference which affected both periods was increases of $72,000 and $28,000 in service charges on deposit accounts for 2003 and 2002, respectively.

Other Expenses.  Other expenses increased by $263,000, or 26.85% for the three months ended March 31, 2003 as compared to the same period in 2002.  The increase in 2002 as compared to the same period in 2001 was $124,000.  The increases in 2003 consist of increases of $139,000 in salaries and employee benefits, $22,000 in occupancy and equipment expenses, and $102,000 in other operating expenses.  The increase in salaries and employee benefits represents normal increases in salaries, benefits, and an increase in employees.  At March 31, 2003, the number of full-time equivalent employees was 57 compared to 53 at March 31, 2002.  The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors.  The net loss for the three months ended March 31, 2003 was $15,000.

Income Taxes.  Income tax expense decreased by $26,000 for the three months ended March 31, 2003 as compared to 2002.  The effective tax rate for 2003 and 2002 was 32% and 27%, respectively.

Net Income.  Net income decreased by $129,000 for the three months ended March 31, 2003 as compared to the same period in 2002.  The primary reason for the decrease in net income for the three months ended March 31, 2003 as compared to the same period in 2002 is the increase in the loan loss provision.

ITEM 3.	CONTROLS AND PROCEDURES

Within ninety days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - Other Information

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

99.3 Section 906 CEO Certification.
99.4 Section 906 CFO Certification.

	(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: May 14, 2003	/s/ GEORGE G. ANDREWS

George G. Andrews President and Director

Date: May 14, 2003	/s/ KEVIN M. SHARPE

Kevin M. Sharpe Vice President and Principal Financial and Accounting Officer

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George G. Andrews, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Capitol City Bancshares, Inc.

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

Date:  May 14, 2003

/s/ GEORGE G. ANDREWS

George G. Andrews, President and C.E.O. (Principal Executive Officer)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin M. Sharpe, C.F.O., certify that:

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

Date:  May 14, 2003

/s/ KEVIN M. SHARPE

Kevin M. Sharpe, C.F.O. (Principal Financial and Accounting Officer)