Form 10QSB
period 2003-06-30
CAPITOL CITY BANCSHARES INC
filed 2003-08-14
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58 - 2452995 (I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2003: 532,088; $6 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES	14

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(Unaudited)

Assets
Cash and due from banks	$5,295,582
Interest-bearing deposits in banks	81,707
Federal funds sold	2,276,000
Securities available-for-sale, at fair value	31,215,486
Restricted equity securities	117,800
Loans	78,714,709
Less allowance for loan losses	958,802

Loans, net	77,755,907

Premises and equipment	5,007,087
Other assets	2,006,741

Total assets	$123,756,310

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$23,937,798
Interest-bearing	83,389,218

Total deposits	107,327,016
Securities sold under repurchase agreements	1,112,000
Other liabilities	1,147,461
Note payable	370,500
Company guaranteed trust preferred securities	3,300,000

Total liabilities	113,256,977

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized; 532,088 shares issued and outstanding	3,192,528
Capital surplus	2,128,352
Retained earnings	4,401,205
Accumulated other comprehensive income	777,248

Total stockholders’ equity	10,499,333

Total liabilities and stockholders’ equity	$123,756,310

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income
Loans, including fees	$1,565,712	$1,205,061	$2,994,399	$2,384,658
Taxable securities	153,785	213,375	344,612	408,487
Nontaxable securities	131,804	125,808	265,785	250,655
Federal funds sold	7,398	11,487	16,082	23,737

Total interest income	1,858,699	1,555,731	3,620,878	3,067,537
Interest expense
Deposits	560,215	490,152	1,121,431	980,304
Other borrowings	59,006	2,155	64,682	4,377

Total interest expense	619,221	492,307	1,186,113	984,681
Net interest income	1,239,478	1,063,424	2,434,765	2,082,856
Provision for loan losses	56,000	—	211,000	—

Net interest income after provision for loan losses	1,183,478	1,063,424	2,223,765	2,082,856

Other income
Service charges on deposit accounts	522,867	411,068	993,212	809,208
Other fees and commissions	4,061	26,101	15,136	44,606
Other operating income	70,694	29,345	133,098	69,599

Total other income	597,622	466,514	1,141,446	923,413

Other expenses
Salaries and employee benefits	591,514	501,973	1,181,746	953,174
Occupancy and equipment expenses	158,573	94,492	332,553	245,914
Other operating expenses	541,783	499,002	1,021,894	877,340

Total other expenses	1,291,870	1,095,467	2,536,193	2,076,428

Net income before income taxes	489,230	434,471	829,018	929,841
Income tax expense	96,722	107,409	205,902	243,072

Net income	392,508	327,062	623,116	686,769

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period, net of tax	132,299	332,999	105,303	289,131

Comprehensive income	$524,807	$660,061	$728,419	$975,900

Basic earnings per common share	$0.74	$0.61	$1.17	$1.29

Diluted earnings per common share	$0.70	$0.59	$1.11	$1.24

Cash dividends declared per share of common stock	$—	$—	$0.15	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$623,116	$686,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156,819	123,296
Provision for loan losses	211,000	—
Loss on sale of equipment	3,081	—
Net other operating activities	(134,987)	(4,106)

Net cash provided by operating activities	859,029	805,959

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,537,363)	(3,310,833)
Proceeds from maturities of securities available-for-sale	7,877,629	2,219,920
Net increase in interest-bearing deposits	(2,627)	(5,475)
Net increase in federal funds sold	(444,000)	(430,000)
Purchases of restricted equity securities	(300)	—
Net increase in loans	(13,407,488)	(4,381,491)
Purchase of premises and equipment	(902,008)	(903,774)
Proceeds from sale of equipment	10,000	—

Net cash used in investing activities	(11,406,157)	(6,811,653)

FINANCING ACTIVITIES
Net increase in deposits	9,695,286	7,025,710
Net decrease in securities sold under repurchase agreements	(388,000)	—
Proceeds from issuance of trust perferred securities	3,300,000	—
Proceeds from notes payable	120,000	—
Payment of dividends	(79,813)	(63,851)

Net cash provided by financing activities	12,647,473	6,961,859

Net increase in cash and due from banks	2,100,345	956,165
Cash and due from banks, beginning of period	3,195,237	2,629,401

Cash and due from banks, end of period	$5,295,582	$3,585,566

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”), and Capitol City Home Loans (the “mortgage company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$392,508	$327,062	$623,116	$686,769

Weighted average common shares outstanding	532,088	532,088	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	31,342	25,494	31,344	23,193

Total weighted average common shares and common stock equivalents outstanding	563,430	557,582	563,432	555,281

Diluted earnings per common share	$0.70	$0.59	$1.11	$1.24

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK COMPENSATION PLAN

At June 30, 2003, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,

	2003	2002

Net income, as reported	$623,116	$686,769
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$623,116	$686,769

Earnings per share:
Basic - as reported	$1.17	$1.29

Basic - pro forma	$1.17	$1.29

Diluted - as reported	$1.11	$1.24

Diluted - pro forma	$1.11	$1.24

NOTE 4.	RECENT DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclosed.

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

FINANCIAL CONDITION

Total assets increased $13.7 million from $110.1 million to $123.8 million, or 12.44% for the six months ended June 30, 2003. The growth continues to be funded primarily by increases in total deposits, which increased by $9.7 million accompanied by the issuance of $3,300,000 of guaranteed trust preferred securities. The net increase in total assets for the six months ended June 30, 2003 consisted primarily of an increase of $13.4 million in total loans, an increase of $2.1 million in cash and due from banks, an increase in federal funds sold of $444,000 and an increase of $732,000 in premises and equipment offset by a decrease in securities available-for-sale of $3.2 million. The increase in premises and equipment reflects the construction in process of our Savannah, Georgia branch. The loan to deposit ratio at June 30, 2003 was 73% compared to 68% at December 31, 2002. The increase in the loan to deposit ratio as compared to December 2002 is due to total loans increasing by $12.4 million compared to increases in total deposits of $9.7 million. The increase in other assets includes $710,000 of foreclosed other real estate owned that was transferred from loans. These assets are carried at their fair value.

Stockholders’ equity increased by $648,000 for the six months ended June 30, 2003. This net increase consists of net income of $623,000 less dividends declared and paid of $80,000 and an increase in unrealized gains on securities available-for-sale of $105,000.

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

At June 30, 2003, the Bank’s liquidity was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 30.50% at June 30, 2003.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at June 30, 2003 are as follows:

	Capitol City Bank & Trust Company	Regulatory Minimum Requirement

Leverage Capital Ratio	10.90%	4.00%
Risk-Based Capital Ratios
Core Capital	11.90%	4.00%
Total Capital	12.76%	8.00%

During the second quarter of 2003, we injected additional capital into the Bank, from the proceeds of the Trust Preferred Securities offering which returned our capital ratios to well capitalized.

We are in the process of opening our Savannah, Georgia branch. The estimated cost to complete the branch, including furnishings, is approximately $885,000.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

Net Interest Income. Net interest income increased by $176,000 and $352,000 for the three and six month periods ended June 30, 2003, respectively, compared to the same period in 2002. The increase in net interest income for both periods ended June 30, 2003 is attributable to an increase in earning assets of $26.7 million as compared to June 30, 2002 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Loans increased during this period by $24.2 million, which generally provide greater yields to the Company. During this same period, total deposits increased by

$24.2 million, which included an increase of $21.9 million in interest-bearing deposits and an increase of $2.3 million in non-interest bearing deposits. The overall net increase in net interest income is based on the spread between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.

The net interest margin decreased to 4.59% at June 30, 2003 as compared to 5.12% at June 30, 2002. The yield on interest-earning assets decreased to 6.83% or 71 basis points from June 30, 2002 to June 30, 2003. The rate paid on interest-bearing liabilities decreased to 2.83% or 67 basis points for the same period. These decreases reflect the continued adjustment in rates as the prime rate declined over the past two years.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $211,000 was made during the six month period ending June 30, 2003 based upon this evaluation process as compared to no provision for the same period in 2002. The allowance for loan loss as a percentage of total loans was 1.22% at June 30, 2003, compared to 1.60% at December 31, 2002. The total nonperforming loans at June 30, 2003 was $937,000 compared to $1.0 million at June 30, 2002. Loans past due 90 days or more and still accruing interest increased by $1,006,000 at June 30, 2003 as compared to June 30, 2002. Net charge-offs for the six months ended June 30, 2003 increased by $322,000 as compared to the same period in 2002. Management believes the allowance for loan loss at June 30, 2003 is adequate to meet any future losses in the loan portfolio. The increase in the provision in 2003 as compared to 2002 reflects the increase in net charge-offs for the six months ended June 30, 2003.

At June 30, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	June 30, 2003	June 30, 2002

	(Dollars in thousands)
Total nonaccruing loans	$937	$1,048
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,016	10
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Average amount of loans outstanding	$71,294	$51,634

Balance of allowance for loan losses at beginning of period	$1,059	$770
Loans charged off
Commercial and financial	(164)	(20)
Real estate	(104)	(11)
Installment	(120)	(105)

	(388)	(136)

Loans recovered
Commercial and financial	3	79
Real estate	39	41
Installment	35	27

	77	147

Net (charge-offs) recoveries	(311)	11

Additions to allowance charged to operating expense during period	211	—

Balance of allowance for loan losses at end of period	959	781

Ratio of net (charge-offs) recoveries during the period to average loans outstanding	(44%)	.02%

Other Income. Other income increased by $131,000 for the three months ended June 30, 2003 and increased by $218,000 for the six months ended June 30, 2003 compared to the same periods in 2002. The most significant difference which affected both periods was increases of $112,000 and $184,000 in service charges on deposit accounts for the three and six months periods ended June 30, 2003, respectively.

Other Expenses. Other expenses increased by $196,000 and $460,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The most significant increases in 2003 are increases of $90,000 and $229,000 in salaries and employee benefits for the three and six month periods ended June 30, 2003. During the same periods, occupancy expenses increased by $64,000 and $87,000, respectively; and other operating expenses increased by $42,000 and $144,000 respectively. The increase in salaries and employee benefits for both the three and six month periods represent normal increases in salaries and an increase in the number of employees. At June 30, 2003, the number of full-time equivalent employees was 60 compared to 53 at June 30, 2002. The increase in occupancy and equipment expenses reflect the cost of maintaining and up-dating the bank’s computer system, maintenance of premises and equipment and increased depreciation expense associated with the bank’s new operations center. The increases in other operating expenses includes increases in expenses directly related to increased activity in both loans and deposits and expenses related to marketing, advertising and director fees.

Income Taxes. Income tax expense decreased by $12,000 and $37,000 for the three and six months ended June 30, 2003 as compared to 2002. The effective tax rate for 2003 and 2002 was 25% and 26%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $65,000 for the three months ended June 30, 2003 as compared to the same period in 2002 and decreased by $64,000 for the six month period ended June 30, 2003. The primary reason for the increase in net income for the three months ended June 30, 2003 as compared to the same period in 2002 is attributable to the increase in net interest income. The primary reason for the decrease in net income for the six month period ended June 30, 2003 is the increase in the provision for loan losses as compared to the same period in 2002.

ITEM 3.            CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. We continually review our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II – OTHER INFORMATION

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 24, 2003. A total of 292,500 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

(a)        The following directors were elected:

Directors	For	Against	Abstain

George G. Andrews	292,450	50	—
Dr. Gloria Campbell D’Hue	292,450	50	—
J. Al Cochran	292,450	50	—
Leon Goodrum	292,450	50	—
Agnes H. Harper	292,450	50	—
Charles W. Harrison	292,450	50	—
Robert A. Holmes	292,450	50	—
Moses M. Jones	292,450	50	—
Marian S. Jordan	292,450	50	—
Kaneta R. Lott	292,450	50	—
Donald F. Marshall	292,450	50	—
George C. Miller, Jr.	292,450	50	—
Elvin Mitchell, Sr.	292,450	50	—
Roy W. Sweat	292,450	50	—
William Thomas	292,450	50	—
Cordy T. Vivian	292,450	50	—

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

Exhibit Number	Exhibit

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(b)        Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.
Date: August 14, 2003	/s/ GEORGE G. ANDREWS

George G. Andrews President and Director

Date: August 14, 2003	/s/ KEVIN M. SHARPE

Kevin M. Sharpe Vice President and Principal Financial and Accounting Officer