Form 10QSB
period 2003-09-30
CAPITOL CITY BANCSHARES INC
filed 2003-11-14
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-25227

Capitol City Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2452995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I—FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited)

Assets
Cash and due from banks	$2,572,145
Interest bearing deposits in banks	81,762
Federal funds sold	7,296,000
Securities available-for-sale, at fair value	29,068,655
Restricted equity securities, at cost	117,800
Loans	86,420,427
Less allowance for loan losses	1,081,212

Loans, net	85,339,215

Premises and equipment	5,190,040
Other assets	1,618,782

Total assets	$131,284,399

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$23,117,340
Interest-bearing	91,816,642

Total deposits	114,933,982
Securities sold under repurchase agreements	1,112,000
Other liabilities	1,006,362
Note payable	370,500
Company guaranteed trust preferred securities	3,300,000

Total liabilities	120,722,844

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized; 532,088 shares issued and outstanding	3,192,528
Capital surplus	2,128,352
Retained earnings	4,723,789
Accumulated other comprehensive income	516,886

Total stockholders’ equity	10,561,555

Total liabilities and stockholders’ equity	$131,284,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$1,677,953	$1,278,279	$4,672,352	$3,662,937
Taxable securities	119,677	211,650	464,289	620,137
Nontaxable securities	129,029	124,588	394,814	375,243
Federal funds sold	5,338	8,616	21,420	32,353

Total interest income	1,931,997	1,623,133	5,552,875	4,690,670

Interest expense
Deposits	587,202	502,803	1,708,633	1,483,107
Other borrowings	51,760	1,560	116,442	5,937

	638,962	504,363	1,825,075	1,489,044

Net interest income	1,293,035	1,118,770	3,727,800	3,201,626
Provision for loan losses	108,467	50,000	319,467	50,000

Net interest income after provision for loan losses	1,184,568	1,068,770	3,408,333	3,151,626

Other income
Service charges on deposit accounts	553,321	454,261	1,546,533	1,263,469
Other fees and commissions	(429)	23,235	14,707	67,841
Other operating income	63,925	6,593	197,023	76,192

Total other income	616,817	484,089	1,758,263	1,407,502

Other expenses
Salaries and employee benefits	613,178	559,500	1,794,924	1,512,674
Occupancy and equipment expenses	165,135	155,499	497,688	401,413
Other operating expenses	558,289	493,008	1,580,183	1,370,348

Total other expenses	1,336,602	1,208,007	3,872,795	3,284,435

Net income before income taxes	464,783	344,852	1,293,801	1,274,693
Income tax expense	142,199	96,346	348,101	339,418

Net income	322,584	248,506	945,700	935,275

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax (benefit)	(260,362)	256,402	(155,059)	545,533

Comprehensive income	$62,222	$504,908	$790,641	$1,480,808

Basic earnings per share	$0.61	$0.47	$1.78	$1.76

Diluted earnings per share	$0.57	$0.44	$1.68	$1.68

Cash dividends declared per share	$—	$—	$0.15	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income	$945,700	$935,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,928	195,027
Provision for loan losses	319,467	50,000
Loss on sale of equipment	29,694	—
Net other operating activities	(280,285)	149,044

Net cash provided by operating activities	1,244,504	1,329,346

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(7,999,863)	(11,525,123)
Proceeds from maturities of securities available-for-sale	13,092,472	5,234,677
Purchase of restricted equity securities	(300)	—
Net increase in interest-bearing deposits	(2,682)	(5,664)
Net increase in federal funds sold	(5,464,000)	(45,000)
Net increase in loans	(21,099,263)	(9,954,605)
Proceeds from sale of other real estate	526,283	—
Purchase of premises and equipment	(1,185,278)	(1,236,388)
Proceeds from sale of equipment	10,595	—

Net cash used in investing activities	(22,122,036)	(17,532,103)

FINANCING ACTIVITIES
Net increase in deposits	17,302,253	12,765,952
Net decrease in securities sold under repurchase agreement	(388,000)	—
Proceeds from issuance of trust preferred securities	3,300,000	—
Advances from notes payable	120,000	1,500,000
Payment of dividends	(79,813)	(63,851)

Net cash provided by financing activities	20,254,440	14,202,101

Net decrease in cash and due from banks	(623,092)	(2,000,656)
Cash and due from banks, beginning of period	3,195,237	2,629,401

Cash and due from banks, end of period	$2,572,145	$628,745

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$322,584	$248,506	$945,700	$935,275

Weighted average common shares outstanding	532,088	532,088	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	31,566	28,356	31,581	24,467

Total weighted average common shares and common stock equivalents outstanding	563,054	560,444	563,669	556,555

Diluted earnings per common share	$0.57	$0.44	$1.68	$1.68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK COMPENSATION PLAN

At September 30, 2003, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended June 30,
	2003	2002
Net income, as reported	$945,700	$935,275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$945,700	$935,275

Earnings per share:
Basic - as reported	$1.78	$1.76

Basic - pro forma	$1.78	$1.76

Diluted - as reported	$1.68	$1.68

Diluted - pro forma	$1.68	$1.68

NOTE 4. RECENT DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to be disclosed.

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

FINANCIAL CONDITION

Total assets increased $21.2 million from $110.1 million to $131.3 million, or 19.3% for the nine months ended September 30, 2003. The growth continues to be funded primarily by increases in total deposits, which increased by $17.3 million accompanied by the issuance of $3,300,000 in guaranteed trust preferred securities. The net increase in total assets for the nine months ended September 30, 2003 consisted primarily of an increase of $20.1 million in total loans, an increase in federal funds sold of $5.5 million, and an increase of $915,000 in premises and equipment offset by a decrease in securities available-for-sale of $5.3 million. The increase in premises and equipment reflects the start on construction on our Savannah, Georgia branch. The loan to deposit ratio at September 30, 2003 was 75% compared to 68% at December 31, 2002. The increase in the loan to deposit ratio as compared to December 2002 is due to total loans increasing by $20.1 million compared to increases in total deposits of $17.3 million. The increase in other assets includes $184,000 of foreclosed other real estate owned that was transferred from loans. These assets are carried at their fair market value.

Stockholders’ equity increased by $711,000 for the nine months ended September 30, 2003. This net increase consists of net income of $946,000 less dividends declared and paid of $80,000 and a decrease in unrealized gains on securities, net of tax, of $155,000.

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

At September 30, 2003, the Bank’s liquidity ratio was considered satisfactory in relation to regulatory guidelines and internal target ratios. The liquidity ratio was 30.50% at September 30, 2003.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at September 30, 2003 are as follows:

	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	10.82%	4.00%
Risk-Based Capital Ratios
Core Capital	11.61%	4.00%
Total Capital	12.48%	8.00%

During the second quarter of 2003, we injected additional capital into the Bank from the proceeds of the Trust Preferred Securities offering which returned our capital ratios to well capitalized.

We are in the process of opening our Savannah, Georgia branch. The estimated cost to complete the branch, including furnishings, is approximately $885,000.

We are not aware of any other recommendations by the regulatory authorities, events or trends which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

Net Interest Income. Net interest income increased by $174,000 and $526,000 for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in net interest income for both periods ended September 30, 2003 is attributable to an increase in earning assets of $26.6 million as compared to September 30, 2002 combined with the spread maintained between the rates earned on interest-earning assets and the rates paid on interest bearing liabilities. Loans increased during this period by $26.4 million, which generally provides the greater yields to the Company. During this same period, total deposits increased by $26.1 million, which included an increase of $25.5 million in interest-bearing deposits and an increase of $535,035 in non-interest bearing deposits. The overall net increase in net interest income is based on the spread between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.

The net interest margin decreased to 4.21% at September 30, 2003 as compared to 5.14% at September 30, 2002. The yield on interest-earning assets decreased to 6.64% or 69 basis points from September 30, 2002 to September 30, 2003. The rate paid on interest-bearing liabilities decreased to 2.76% or 57 basis points for the same period. These decreases reflect the continued adjustment in rates as the prime rate declined over the past two years.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $319,000 was made during the three and nine month periods ending September 30, 2003 based upon this evaluation process as compared to $50,000 for the nine month period in 2002. The allowance for loan loss as a percentage of total loans was 1.25% at September 30, 2003 and 1.33% at September 30, 2002. The total nonperforming loans at September 30, 2003 increased to $1.7 million compared to $1.1 million at September 30, 2002 . Loans past due 90 days or more and still accruing interest decreased by $154,000 as compared to the same period in 2002. Net charge-offs for the nine months ended September 30, 2003 increased by $277,000 as compared to the same period in 2002. Management believes the allowance for loan loss at September 30, 2003 is adequate to meet any anticipated future losses in the loan portfolio. The increase in the provision in 2003 as compared to 2002 reflects the increase in net charge-offs for the nine months ended September 30, 2003.

At September 30, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	September 30, 2003	September 30, 2002
	(Dollars in thousands)
Total nonaccruing loans	$1,722	$1,074
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	300	454
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Average amount of loans outstanding for the period	$75,984	$53,046

Balance of allowance for loan losses at beginning of period	$1,059	$770

Loans charged off
Commercial	(165)	(20)
Real estate	(104)	(11)
Installment	(121)	(149)

	(390)	(180)

Loans recovered
Commercial	11	80
Real estate	41	41
Installment	41	39

	93	160

Net charge-offs	(297)	(20)

Additions to allowance charged to operating expense during period	319	50

Balance of allowance for loan losses at end of period	1,082	800

Ratio of net loans charged-off during the period to average loans outstanding	0.39%	.04%

Other Income. Other income increased by $133,000 and $351,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The most significant difference which affected both periods was increases of $99,000 and $283,000 in service charges on deposit accounts for the three and nine month periods in 2003, respectively. Other operating income increased $57,000 and $121,000 for the three and nine months ended September 30, 2003 due to an increase in mortgage origination income of $50,000 for the periods.

Other Expenses. Other expenses increased by $129,000 and $588,000 for the three and nine months ended September 30, 2003 as compared to the same period in 2002. The most significant increases in 2003 are increases of $54,000 and $282,000 in salaries and employee benefits for the three and nine months ended September 30, 2003. During the same periods, occupancy expenses increased by $10,000 and $96,000, respectively; and other operating expenses increased by $65,000 and $588,000, respectively. The increase in salaries and employee benefits for both the three and nine month periods represent normal increases in salaries and an increase in the number of employees. At September 30, 2003, the number of full-time equivalent employees was 58 compared to 57 at September 30, 2002. The increase in occupancy and equipment expenses reflects the cost of maintaining and updating the bank’s computer system, maintenance of premises and equipment, and increased depreciation expense associated with the bank’s new operations center. The increases in other operating expense include increases in expenses directly related to increased activity in both loans and deposits and expenses related to marketing, advertising, and director fees.

Income Taxes. Income tax expense increased by $46,000 and $9,000 for the three and nine months ended September 30, 2003 as compared to 2002. The effective tax rate for 2003 and 2002 was 27%. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $74,000 and $10,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. The primary reason for the increase in net income for the three and nine months ended September 30, 2003 as compared to the same period in 2001 is attributable to the increase in net interest income.

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

PART II—Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

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

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2003	/s/ George G. Andrews

George G. Andrews President and Director

Date: November 14, 2003	/s/ Kevin M. Sharpe

Kevin M. Sharpe Vice President and Comptroller