Form 10KSB
period 2003-12-31
CAPITOL CITY BANCSHARES INC
filed 2004-03-30
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

COMMISSION FILE NO. 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact Name of Bank as Specified in its Charter)

A GEORGIA CORPORATION

(State or Other Jurisdiction of Incorporation or Organization)

58-1994305

(IRS Employer Identification No.)

562 Lee Street, S.W.
Atlanta, Georgia	30311
(Address of Principal Office)	(Zip Code)

(404) 752-6067

(Bank’s Telephone No., Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $6.00 par value common stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.    ☒

The Registrant’s revenues for its most recent fiscal year ended December 31, 2003 were $9,965,247

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on December 31, 2003, was $4,379,232.00. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price of $16.50, as of December 31, 2003. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 6, 2004, was 532,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CAPITOL CITY BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Capitol City Bank & Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from five locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield-Jackson International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083 and 301 W. Oglethorpe Boulevard, Albany, Georgia 31707.

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

Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

As of December 31, 2003, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations.

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

Capitol City Bank and Trust Company

The Bank’s main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet, and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately

4,706 square feet of space. On July 16, 2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. The branch operates six days a week and is a full-service facility.

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

Competition

The banking business in the City of Atlanta and Fulton, DeKalb and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In Atlanta, there are branches of Bank of America, SunTrust and Wachovia among many others. In Albany, there are also branches of Heritage Bank, Albany Bank & Trust and Security Bank & Trust Company of Albany. In addition to these banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank’s market.

Employees

As of December 31, 2003, the Company had 67 full-time employees and 17 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

As of December 31, 2003, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 10.79% and 12.15%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 13 to the Notes to Consolidated Financial Statements.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2003, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2003.

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

The Bank maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 4 to Financial Statements, located in Item 7 of this Form 10-KSB, below.

The Bank also maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window. The Bank opened a new branch in 2001 that it owns at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707.

In January, 2003, the Bank purchased two parcels of land in downtown Savannah, Georgia, for a future branch site, one with a 5,724 square foot building, the other across the street, a 1,820 square foot parking garage. The address for the bank is 359 Martin Luther King, Jr. Boulevard, Savannah, Georgia 31401. The total purchase price for both parcels was $622,000. The refurnishing costs for the building thus far is $983,238, with an estimated $250,000 remaining for completion. The branch opened in January, 2004 as a full service bank.

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

ITEM FOUR. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2003.

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

YEAR	HIGH SELLING PRICE	LOW SELLING PRICE
2003 First Quarter	$18.00	$15.00
Second Quarter	$18.00	$15.00
Third Quarter	$18.00	$15.00
Fourth Quarter	$18.00	$15.00
2002 First Quarter	$15.00	$12.00
Second Quarter	$15.00	$12.00
Third Quarter	$15.00	$12.00
Fourth Quarter	$15.00	$12.00

As of December 31, 2003, the Company had approximately 1,180 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2003 of $0.15 per share.

ITEM SIX. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Summary

In 2003, we continued to expand into other markets as our Albany, Georgia branch continued to grow in deposits and loans. We received all necessary approvals to open a branch in Savannah, Georgia and opened the branch in a temporary facility in January 2004. Our permanent facility is in the process of completion and we expect to occupy this facility later in 2004.

In 2003, the Company formed Capitol City Bancshares Trust I, a wholly-owned grantor trust to issue trust preferred securities in a private placement offering. The trust has invested the $3.4 million proceeds of the trust preferred securities in subordinated debentures of Capitol City Bancshares, Inc. The sole assets of the trust are the subordinated debentures of the Company.

During 2003, we continued to experience strong growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2003, we reported total assets of $137.0 million, an increase of 24.5% over 2002. Total interest-earning assets and total deposits increased by $25.3 million, or 24.6% and $21.0 million, or 21.5%, respectively, as of December 31, 2003. Total loans increased by $27.2 million, or 41.0%, as compared to the same period in 2002. Net income for the year ended December 31, 2003 decreased by $116,000 as compared to the year ended December 31, 2002.

Critical Accounting Policies

We have established policies to govern the application of accounting principles in the preparation of our financial statements. Our significant accounting policies are described in the Note 1 to the Consolidated Financial Statements. Certain accounting policies involve assumptions and decisions by management which may have a material impact on the carrying value of certain assets and liabilities, and the results of our operations. We consider these accounting policies to be our critical accounting policies. The assumptions and decisions used by management are based on historical data and other factors which are believed to be reasonable considering the circumstances.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant decisions and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

A substantial portion of our loan portfolio is secured by commercial real estate and residential real estate, with a concentration in church loans. Those loans are secured by real estate in our primary market areas. The ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes to market conditions in our primary market areas.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of federal funds sold, securities available for sale, monthly amortizing loans, and the repayment of maturing single payment loans. We also maintain relationships with correspondent banks which can provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2003, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2003, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2003, our total equity increased by $658,000. This increase consists of net income of $923,000, offset by a decrease in unrealized gains on securities available for sale, net of tax, of $185,000 and dividends paid of $80,000. At December 31, 2003, our total capital amounted to approximately $10.5 million.

The primary source of funds available to the holding company is the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, approximately $583,000 can be paid by the Bank to the holding company without regulatory approval. The payment of dividends will be decided by the Board of Directors based on factors available to them at that time.

At December 31, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory capital requirements. The minimum capital requirements to be considered well capitalized and the Bank’s actual capital ratios as of December 31, 2003 are as follows:

	Actual	Regulatory Requirements
Leverage capital ratio	9.97%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.79%	6.00%
Total capital	12.15%	10.00%

These ratios should continue to decline as asset growth continues, but are expected to remain in excess of the regulatory requirements to be considered well capitalized. The improvement in our capital ratios over 2002 is the result of retention of most of the bank’s earnings and the injection of $3.3 million in capital from the proceeds of the trust preferred offering.

We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2003 and 2002 were $11.1 million and $7.6 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commitments as of December 31, 2003.

	Payments Due After December 31, 2003
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Securities sold under repurchase agreements	$3,209	$3,209	$—	$—	$—
Note payable	371	50	100	100	121
Company guaranteed trust-preferred securities	3,300	—	—	—	3,300

Total contractual cash obligations	$6,880	$3,259	$100	$100	$3,421

At December 31, 2003, we had commitments of approximately $250,000 for the completion of our Savannah, Georgia branch. We did not have any other material commitments for capital expenditures at December 31, 2003.

	Amount of Commitment Expiration per Period
	(Dollars in Thousands)
Other Contractual Commitments	Total Amounts Committed	Less than 1 Year	After 1-3 Years	4-5 Years	5 Years
Commitments to extend credit	$10,915	$10,915	$—	$—	$—
Customer letters of credit	162	162	—	—	—
Total commitments	$11,077	$11,077	$—	$—	$—

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

BALANCE SHEETS

Total assets increased approximately $26.9 million or 24.5% from 2002 to 2003 compared to an increase of $25.0 million for the year ended December 31, 2002. The most significant increase was in our total loans which increased by $27.2 million. Securities available for sale decreased in 2003 by $1.9 million in order to fund our loan demand. Our loan to deposit ratio was 78.8% at December 31, 2003 compared to 67.9% at December 31, 2002. Premises and equipment increased by $1.4 million for the year ended December 31, 2003. The majority of this increase reflects the costs incurred in acquisition and remodeling of the Savannah, Georgia branch.

The increase in assets was funded primarily by an increase in deposits of $21.0 million or 21.5% as compared to a $21.5 million increase in 2002. The net increase was made up of an increase in interest-bearing deposits of $19.9 million and an increase in noninterest-bearing deposits of $1.1 million. Time deposits of $100,000 or more increased during this same time period by $5.6 million, to $32.6 million. Noninterest-bearing deposits accounted for 19.9% and 23.1% of total deposits at December 31, 2003 and 2002, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin. Additional asset growth was funded by the issuance of $3.3 million in company guaranteed trust preferred securities and an increase of $1.7 million in securities sold under repurchase agreements.

Average total assets increased $28.6 million from 2002 to 2003. Average interest-earning assets increased $25.9 million from 2002 to 2003, including an increase in average loans of $23.7 million. Average interest-bearing liabilities increased during the same period by $27.0 million from $61.8 to $88.8 million. These increases in average balances for the year ended December 31, 2003 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 30.2% and 42.5%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, continue to include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values in our market area are stable, although the overall economy in the United States has been on the decline. In a decreasing interest rate environment, assets and liabilities are repriced based on their individual repricing opportunities. We continue to be liability sensitive, which can negatively impact net income; however, due to the increase in volume in interest-earning assets, the overall impact on net income was positive. Unemployment trends and the overall economy have not shown any indication of significant improvement in our market areas, and we have experienced increasing volumes of nonaccrual, classified and past due loans.

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

RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits in banks, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits, note payable, securities sold under repurchase agreements and trust preferred securities.

The yield on interest-earning assets decreased by 63 basis points to 6.71% in 2003, as compared to 7.34% in 2002. The net yield on average interest-earning assets decreased 50 basis points to 4.47% during 2003 from 4.97% during 2002. The yield on interest-bearing liabilities decreased 48 basis points to 2.86% in 2003 compared to 3.34% in 2002. The decrease in the yield on interest-earning assets and the net yield on average interest-earning assets is primarily the result of the decrease in yield on loans, which decreased by 90 basis points. Average loans represented 70.2% and 63.9% of total interest-earning assets at December 31, 2003 and 2002, respectively. The decrease in net yield on average interest-earning assets is the result of being liability sensitive during a declining interest rate environment. Fortunately, due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2003 as compared to the same period in 2002. The net effect on net interest income was an increase of $716,000, or 16.5% as compared to 2002.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2003 from $315,000 to $947,000, or by $632,000. The increase in the provision for loan losses is a combination of the increase in classified loans and the significant loan growth experienced in 2003. In the fourth quarter of 2003, the Company had a significant increase in nonaccural loans, increasing from $1.7 million at September 30, 2003 to $2.9 million at December 31, 2003. Also, as of December 31, 2003, the Company had an independent loan review performed which resulted in several down-grades of loans on the Company’s internal watch list. These factors resulted in a fourth quarter provision for loan losses of $627,000.

Total loan charge-offs increased by 117.6% from $199,000 in 2002 to $433,000 for the year ended 2003, and recoveries decreased from $173,000 to $128,000, resulting in net charge-offs of $305,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The increase in net charge-offs of $279,000 resulted in a net charge-off to average loans ratio of 0.38% in 2003 as compared to 0.05% in 2002.

Our allowance for loan loss was $1.7 million at December 31, 2003 compared to $1.1 million at December 31, 2002. The allowance as a percentage of total loans increased to 1.82% in 2003 as compared to 1.60% in 2002. As of December 31, 2003, there were $2.9 million of impaired loans as compared to $1.1 million in 2002. Impaired loans consist of non-accrual loans and we have determined that a valuation allowance of approximately $431,000 is required for these loans. Due to collateral values on the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest increased at December 31, 2003 as compared to 2002, increasing from $219,000 to $419,000. Considering all these circumstances and the provisions for loan losses recognized in 2003, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2003.

Other income increased $422,000 or 21.8% in 2003 compared to an increase of $163,000 in 2002. These increases continue to consist primarily of increases in service charges on deposit accounts which increased by $359,000 and $169,000, respectively. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 74% and 70% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2003 and 2002, respectively. Mortgage origination income increased by $66,000 in 2003 as our mortgage company completed its first full year of operations. We anticipate mortgage origination income to continue to increase as long as the mortgage rates remain at the current level. As mortgage rates increase, we will begin to see mortgage origination income decline.

Other expenses increased $838,000 or 18.5% during 2003 compared to $486,000 in 2002. The increase is due partially to an increase in salaries and employee benefits of $355,000. The increase in salaries and employee benefits is due to increases in the number of employees, mortgage company operations for a full year, cost of benefits, and annual salary increases. The number of employees increased in 2003 to 60 from 57. Other operating expenses increased $385,000 in 2003 as compared to $103,000 in 2002. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increase in other expenses was an increase of $96,000 in legal expenses and computer expenses which increased by $58,000 for the year ended December 31, 2003. The increase in legal expenses is due to several reasons including normal operations, foreclosure and collection efforts, trust preferred securities offering expenses, and most significantly, expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary. We believe that this matter will be resolved in the near term and any future expenses will not be significant.

During 2003, we recognized income tax expense of $177,000 compared to $394,000 in 2002. The effective tax rate was 16% and 27% for the years ended December 31, 2003 and 2002, respectively. We continue to invest in tax-free securities as a means of minimizing our tax expense. In addition, the Company benefited by retraining credits that reduced state tax expenses for 2003.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$4,169	$2,763
Taxable securities	18,007	16,775
Nontaxable securities	13,009	12,048
Unrealized gains on securities available for sale	922	523
Federal funds sold	2,771	2,750
Loans (2)(3)	79,500	55,805
Allowance for loan losses	(958)	(781)
Other assets	6,015	4,931

	$123,435	$94,814

Total interest-earning assets	$113,287	$87,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,502	$22,295
Interest-bearing demand and savings	25,292	19,481
Time	58,732	42,116

Total deposits	107,526	83,892
Note payable	341	217
Securities sold under repurchase agreements	1,928	474
Company guaranteed trust preferred securities	2,522	—
Other liabilities	938	1,024

Total liabilities	113,255	85,607

Stockholders’ equity (4)	10,180	9,207

	$123,435	$94,814

Total interest-bearing liabilities	$88,815	$61,814

(1)	Average balances were determined using the daily average balances.
(2)	Nonaccrual loans of $982,000 and $584,000 are included in the average balances of loans for 2003 and 2002, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes net unrealized gains on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2003		2002
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$6,427	8.08%	$5,013	8.98%
Interest on taxable securities	623	3.46	861	5.13
Interest on nontaxable securities(2)	526	4.04	493	4.09
Interest on federal funds sold	27	1.00	44	1.60

Total interest income	$7,603	6.71	$6,411	7.34

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	513	2.03%	464	2.38
Interest on time deposits	1,873	3.19	1,582	3.76
Interest on notes payable	12	3.51	9	4.15
Interest on securities sold under repurchase agreements	25	1.28	10	2.11
Interest on company guaranteed trust preferred securities	118	4.68	—	—

Total interest expense	$2,541	2.86	$2,065	3.34

NET INTEREST INCOME	$5,062		$4,346

Net interest spread		3.85%		4.00%

Net yield on average interest-earning assets		4.47%		4.97%

(1)	Interest on loans includes approximately $760,000 and $578,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2003 vs. 2002 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(478)	$1,892	$1,414
Interest on taxable securities	(297)	59	(238)
Interest on nontaxable securities	(6)	39	33
Interest on federal funds sold	(17)	—	(17)

Total interest income	(798)	1,990	1,192

Interest on interest-bearing demand and savings deposits	(75)	124	49
Interest on time deposits	(266)	557	291
Interest on note payable	(1)	4	3
Interest on securities sold under repurchase agreements	(5)	20	15
Interest on company guaranteed trust preferred securities	—	118	118

Total interest expense	(347)	823	476

Net interest income	$(451)	$1,167	$716

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

At December 31, 2003, our cumulative one year interest rate sensitivity gap ratio was 79%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning liabilities will reprice during this period at a rate faster than our interest-bearing assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$83	$—	$—	$—	$83
Federal funds sold	1,862	—	—	—	1,862
Securities	1,701	1,891	20,273	8,709	32,574
Loans	50,025	5,768	31,270	6,429	93,492

	$53,671	$7,659	$51,543	$15,138	$128,011

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	28,825	—	—	—	28,825
Certificates, less than $100,000	6,599	17,023	9,951	—	33,573
Certificates, $100,000 and over	9,195	12,643	10,801	—	32,639
Securities sold under repurchase agreements	3,209	—	—	—	3,209
Note payable	—	50	200	121	371
Company guaranteed trust preferred securities	—	—	—	3,300	3,300

	$47,828	$29,716	$20,952	$3,421	$101,917

Interest rate sensitivity gap	$5,843	$(22,057)	$30,591	$11,717

Cumulative interest rate sensitivity gap	$5,843	$(16,214)	$14,377	$26,094

Interest rate sensitivity gap ratio	1.12	0.26	2.46	4.43

Cumulative interest rate sensitivity gap ratio	1.12	0.79	1.15	1.26

The table above indicates that we are 1 basis point below our minimal target for the one year time frame, and liability sensitive. The effect on us of being liability sensitive is that in a rising interest earning environment, the interest-bearing assets will reprice slower than interest-bearing liabilities, therefore having a negative effect on net interest income. In a decreasing interest rate environment, a liability sensitive position would positively affect net interest income.

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

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
U.S. Treasury and government agencies	$18,173	$20,539
State and municipal securities	14,283	13,857
Federal Home Loan Bank stock	118	118

	$32,574	$34,514

Maturities

The amounts of debt securities in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Treasury and Government Agencies		State and Municipal
	Amount	Yield (1)	Amount	Yield (1)(2)
	(Dollars in Thousands)
One year or less	$579	4.73%	$850	6.55%
After one through five years	10,784	4.40	5,120	4.89
After five through ten years	1,147	3.78	6,732	4.66
Greater than ten years	5,663	4.44	1,581	4.71

	$18,173	4.47%	$14,283	4.86%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial	$21,454	$18,291
Real estate-construction	3,214	2,710
Real estate-mortgage	62,808	38,285
Consumer	6,237	6,389
Other	360	909

	$94,073	$66,584

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
One year or less	$56,374
After one through five years	31,270
After five years	6,429

$94,073

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost.

The following table summarizes loans at December 31, 2003 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$5,757
Floating or adjustable interest rates	31,942

$37,699

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2003	2002
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$2,890	$1,106

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	419	219

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2003 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$67,617

Interest income that was recorded on nonaccrual loans	$26,666

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

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)
Average balance of loans outstanding	$79,500	$55,805

Balance of allowance for loan losses at beginning of year	1,059	770

Charge-offs:
Installment	(160)	(155)
Commercial	(169)	(20)
Real estate	(104)	(24)

	(433)	(199)

Recoveries:
Installment	68	51
Commercial	18	81
Real estate	42	41

	128	173

Net charge-offs	(305)	(26)

Addition to allowance charged to operating expenses	947	315

Balance of allowance for loan losses	$1,701	$1,059

Ratio of net loan charge-offs to average loans	0.38%	0.05%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$23,502	—%	$22,295	—%
Interest-bearing demand and savings	25,292	2.03	19,481	2.38
Time deposits	58,732	3.19	42,116	3.76

Total	$107,526	2.84	$83,892	3.32

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2003 for the periods indicated.

(Dollars in Thousands)
Three months or less	$9,091
Over three through twelve months	12,643
Over twelve months	10,905

Total	$32,639

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2003	2002
Return on assets (1)	.75%	1.13%
Return on equity (2)	9.07	10.94
Dividend payout (3)	8.62	6.02
Equity to assets (4)	8.25	10.31

(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share of common stock divided by basic earnings per share.

(4) Average equity divided by average total assets.

ITEM SEVEN. FINANCIAL STATEMENTS.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - December 31, 2003 and 2002

Consolidated Statements of Comprehensive Income - December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2003 and 2002

Consolidated Statements of Cash Flows - December 31, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM EIGHT. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM EIGHT(a). CONTROLS AND PROCEDURES

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

Name of Director or Principal Officer	Age	Year Elected	Information about Directors or Principal Officers
George G. Andrews	52	1994	President, Chief Executive Officer; formerly with Trust Company Bank

Dr. Gloria Campbell-D’Hue	56	1994	Director; Physician

J. Al Cochran	73	1994	Director, General Counsel; Attorney-at-Law

Leon Goodrum	62	1994	Chairman; Operator, McDonald’s Restaurant

Agnes H. Harper	58	1995	Director; Retired Agent, New York Life Insurance Company

Charles W. Harrison	72	1994	Director; Insurance Executive, Harrison Insurance Agency

Robert A. Holmes	60	1995	Director; University Administrator, Clark Atlanta University

Moses M. Jones	53	1995	Director; Physician

Marian S. Jordan	58	1995	Director; Teacher, Atlanta Board of Education and Parents’ Choice Day Care

Kaneta R. Lott	53	1994	Director; Dentist, Children’s Dentistry, P.C.

Donald F. Marshall	66	1994	Director; Dentist

George C. Miller, Jr.	55	1995	Director; President, Spectrum Consulting Associates, Inc.

Elvin R. Mitchell, Sr.	90	1995	Director; Contractor, E. R. Mitchell Construction Company

Roy W. Sweat	76	1995	Director; Chiropractor

William Thomas	59	1995	Director; President, Thomas Cleaning Service, Inc.

Cordy T. Vivian	78	1995	Director; President, Basic, Inc. (public relations)

J. Al Cochran serves as a director of Independence State Bank of Powder Springs, Georgia, and Efficiency Lodge, Inc., companies having a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirement of Section 15(d) of such Act or any company registered as an investment company under the Investment Company of 1940.

Other than Mr. Cochran, no other director, executive officer, or nominee for such positions held directorships in any reporting company other than the Company during 2003.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. The Company and the Bank do not separately compensate their directors except for customary attendance-based compensation for each monthly Board meeting or approximately $250.00.

Legal Proceedings.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2003 and Form 5 and amendments thereto furnished to the Company during 2003, no person who, at any time during 2003, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2003 fiscal year or previously.

Audit Committee.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a) 58(A) of the Exchange Act (15 U.S.C. 78c)(a)(58)(A). The members of the Audit Committee are: Directors Jordan (Chairman), Holmes, Harper, Campbell-D’Hue, and Miller.

The Audit Committee does not have a financial expert as defined under Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors has determined by each member of the Audit Committee has a strong financial acumen and therefore can satisfactorily discharge their committee duties and responsibilities to the Board of Directors and the shareholders at this time.

Code of Ethics.

The Capital City Bank and Trust Company Code of Ethics Policy is attached hereto a Exhibit 14.1 and incorporated herein by reference.

ITEM TEN. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation for the Bank’s Chief Executive Officer. No other individual earned in excess of $100,000 in 2003.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/ SARS(#)	LTIP Payouts	All Other Compensation(2)
George G. Andrews, CEO, President, Director	2003 2002 2001	125,000 110,000 105,000	19,000 15,000 11,500	— 8,000 —	— — —	— 12,000 10,000	— — —	6,000 12,000 10,000

[1]	Representing membership dues paid on Mr. Andrews’ behalf.
[2]	Company matching contributions to the Company’s 401(k) Plan on behalf of Mr. Andrews.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	# of Securities Underlying Option/ SAR Grants	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
CEO - George G. Andrews	None	None	None	None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized (#)	Number of Securities Underlying Unexercised Options/SARS at FY-End (Exercisable/ Unexercisable)		Value of Unexercised in-the-money options/SARs at FY-End (Exercisable/ Unexercisable)
CEO-George G. Andrews	—	—	12,000/0	(2)	$68,000/0	(1)

No stock options were exercised by the listed individuals and there were no outstanding SARs during fiscal year 2003.

The Company does not have any Long Term Incentive Plans in effect.

(1)	The dollar values have been calculated by determining the difference between the estimated fair market value of the Company’s common stock on March 6, 2004 ($16.50) and the exercise prices of the options ($10.00).
(2)	On July 13, 1999, Mr. Andrews was granted the option to purchase 10,000 shares of common stock at $10.00 per share, expiring on July 13, 2009. On August 1, 2002, Mr. Andrews was granted the option to purchase 2,000 shares of common stock at $15.00 per share, expiring on August 1, 2012.

As of December 31, 2003, the directors of the Company received $250.00 compensation for each meeting of the Board of Directors attended. No director of the Company was otherwise compensated during the Company’s last fiscal year for services as a director except as described herein.

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

ITEM ELEVEN. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2003, the Company knows of no beneficial owner other than Mr. Thomas listed below, of more than five percent (5%) of its $6.00 par value common stock, the only class of voting securities of the Company.

The following table sets forth, as of the most recent practicable date the common stock of the Company beneficially owned by all directors, executive officers, nominee directors and significant employees. For purposes of this table, beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class
George G. Andrews	20,000	[2]	3.76%

Dr. Gloria Campbell-D’Hue	15,000	[3]	2.82%

J. Al Cochran	15,000		2.82%

Leon Goodrum	15,000		2.82%

Agnes H. Harper	15,175	[4]	2.85%

Charles W. Harrison	13,800	[5]	2.59%

Robert A. Holmes	13,000	[6]	2.44%

Moses M. Jones	10,000		1.88%

Marian S. Jordan	15,250	[7]	2.88%

Kaneta R. Lott	17,000	[8]	3.19%

[1]	Included in the number of shares listed above, each Director, excluding Mr. Andrews, are options granted under the Capitol City Bancshares, Inc. Nonqualified Stock Option Plan to purchase 5,000 shares of common stock at $10.00 per share, expiring on July 13, 2009.
[2]	Includes 4,000 shares owned by Mr. Andrews, 4,000 shares held jointly with Mr. Andrews’ spouse, and 10,000 options to purchase common stock granted under the Capitol City Bancshares, Inc. Incentive Stock Option Plan. These 10,000 options are exercisable at $10.00 per share and expire on July 13, 2009. On August 1, 2002, Mr. Andrews was granted options to purchase 2,000 shares of common stock exercisable at $15.00 per share which expire on August 1, 2012.
[3]	Includes 4,500 shares owned by Dr. D’Hue and 5,500 shares owned by her child.
[4]	Includes 1,183 shares held by Mrs. Harper, 7,800 shares held jointly with Mrs. Harper’s spouse, and 1,192 shares held by Mrs. Harper’s spouse.
[5]	Includes 10,000 shares owned by Mr. Harrison, 600 shares held by Mr. Harrison’s children.
[6]	Includes 2,000 shares held by Mr. Holmes’ grandchildren.
[7]	Includes 10,000 shares owned by Ms. Jordan and 250 shares held by Ms. Jordan’s children.
[8]	Includes 5,000 shares held jointly with Dr. Lott’s spouse, 2,000 shares held by Dr. Lott’s children and 5,000 shares held by Childrens Dentistry Profit Sharing Plan.

Donald F. Marshall	15,000		2.82%

George C. Miller, Jr.	10,500	[9]	1.97%

Elvin Mitchell, Sr.	20,400	[10]	3.83%

Roy W. Sweat	20,000		3.76%

William Thomas	36,555	[11]	6.87%

Cordy T. Vivian	15,000		2.82%

Executive Officers and Directors as a Group (16 persons)	266,680		50.21%

The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

[9]	Includes 5,000 shares owned by Mr. Miller and 500 shares held by Spectrum Consulting Associates, Inc., an affiliated corporation.
[10]	Includes 14,250 shares owned by Mr. Mitchell, 1,000 held by Mr. Mitchell’s spouse, and 150 shares held by Mr. Mitchell’s grandchildren.
[11]	Includes 14,000 shares owned by Mr. Thomas and 17,555 shares held by Thomas Cleaning Service, Inc., an affiliated corporation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	110,000	$10.23	49,600
Equity compensation plans not approved by security holders	0	0	0
Total	110,000	$10.23	49,600

Figures above are as of December 31, 2003.

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

ITEM THIRTEEN. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following documents are filed a part of this report:

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

11.1	Statement of Computation of Net Income Per Share.

14.1	Code of Ethics

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer.

99.1	Consolidated Financial Statements

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM FOURTEEN. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The company has selected the firm of Mauldin & Jenkins, LLC to serve as the independent auditors to the Company for the year ending December 31, 2004. The Company does not expect a representative from this firm to attend the annual meeting. There have been no changes in or disagreements with Mauldin & Jenkins, LLC on accounting and financial disclosure in 2003.

During fiscal years 2002 and 2003, the Company retained its principal auditor, Mauldin & Jenkins, LLC, to provide services in the following categories and amounts:

	2002	2003
Audit Fees	$51,073	$70,803
Audit Related Fees (EDP reviews and various research of accounting matters)	4,224	4,661
Tax fees (completion of corporate tax returns, federal and state and research of related tax issues)	8,644	$9,186
All other Fees (internal audit procedures)	22,457	—
Total	$86,398	$84,650

All audit and non-audit services are pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2004.

Signature	Title
/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue
Dr. Gloria Campbell-D’Hue	Director

/s/ J. Al Cochran
J. Al Cochran	Director

/s/ Leon Goodrum
Leon Goodrum	Chairman

/s/ Agnes H. Harper
Agnes H. Harper	Director

/s/ Charles W. Harrison
Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes
Robert A. Holmes	Director

/s/ Moses M. Jones
Moses M. Jones	Director

/s/ Marian S. Jordan
Marian S. Jordan	Director

/s/ Kaneta R. Lott
Kaneta R. Lott	Director

/s/ Donald F. Marshall
Donald F. Marshall	Director

/s/ George C. Miller, Jr.
George C. Miller, Jr.	Director

/s/ Elvin Mitchell, Sr.
Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Director

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Kevin Sharpe
Kevin Sharpe	Vice President, Financial Reporting

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Statement of Computation of Net Earnings Per Share

14.1	Code of Ethics

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements