Form 10QSB
period 2004-03-31
CAPITOL CITY BANCSHARES INC
filed 2004-05-17
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2004: 532,088; $6 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

Assets

Cash and due from banks	$4,622,027
Interest-bearing deposits at other financial institutions	96,237
Federal funds sold	5,061,000
Securities available for sale	32,115,607
Restricted equity securities, at cost	107,800

Loans, net of unearned income	100,798,440
Less allowance for loan losses	1,697,411

Loans, net	99,101,029

Premises and equipment, net	5,985,080
Other assets	1,355,105

Total assets	$148,443,885

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$27,078,027
Interest-bearing	105,429,422

Total deposits	132,507,449

Note payable	370,500
Subordinated debentures	3,403,000
Other liabilities	1,152,829

Total liabilities	137,433,778

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized; 532,088 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	5,026,536
Accumulated other comprehensive income	662,691

Total stockholders’ equity	11,010,107

Total liabilities and stockholders’ equity	$148,443,885

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$1,911,216	$1,428,687
Securities:
Taxable	161,294	190,827
Nontaxable	134,277	133,981
Federal funds sold	4,329	8,684

Total interest income	2,211,116	1,762,179

Interest expense:
Deposits	624,933	561,216
Other borrowings	48,667	5,676

Total interest expense	673,600	566,892

Net interest income	1,537,516	1,195,287
Provision for loan losses	—	155,000

Net interest income after provision for loan losses	1,537,516	1,040,287

Other income:
Service charges on deposit accounts	516,891	470,345
Other fees and commissions	708	11,075
Mortgage origination income	15,524	15,232
Other operating income	51,307	47,172

Total other income	584,430	543,824

Other expenses:
Salaries and employee benefits	670,512	590,232
Occupancy and equipment expenses, net	206,182	173,980
Other operating expenses	652,685	480,111

Total other expenses	1,529,379	1,244,323

Income before income taxes	592,567	339,788
Income tax expense	160,902	109,180

Net income	431,665	230,608

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	176,149	(26,996)

Comprehensive income	$607,814	$203,612

Basic earnings per common share	$0.81	$0.43

Diluted earnings per common share	$0.76	$0.41

Cash dividends declared per share of common stock	$0.20	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$431,665	$230,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,241	81,587
Provision for loan losses	—	155,000
Net other operating activities	170,068	2,117

Net cash provided by operating activities	706,974	469,312

INVESTING ACTIVITIES
Purchases of securities available for sale	(2,002,012)	(2,532,201)
Proceeds from maturities of securities available for sale	2,712,814	3,891,973
(Purchase) redemption of restricted equity securities	10,000	(300)
Net (increase) decrease in interest-bearing deposits	(13,244)	121
Net (increase) decrease in federal funds sold	(3,199,000)	284,000
Net increase in loans	(7,309,980)	(7,489,975)
Purchase of premises and equipment	(417,114)	(652,954)

Net cash used in investing activities	(10,218,536)	(6,499,336)

FINANCING ACTIVITIES
Net increase in deposits	13,892,658	4,494,493
Net increase (decrease) in securities sold under repurchase agreements	(3,209,000)	1,278,000
Proceeds from issuance of subordinated debentures	—	3,300,000
Proceeds from note payable	—	75,000
Payment of dividends	(106,418)	(79,813)

Net cash provided by financing activities	10,577,240	9,067,680

Net increase in cash and due from banks	1,065,678	3,037,656

Cash and due from banks, beginning of period	3,556,349	3,195,237

Cash and due from banks, end of period	$4,622,027	$6,232,893

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net income	$431,665	$230,608

Weighted average common shares outstanding	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	34,122	32,052

Total weighted average common shares and common stock equivalents outstanding	566,210	564,140

Diluted earnings per common share	$0.76	$0.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. STOCK COMPENSATION PLAN

At March 31, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$431,665	$230,608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$431,665	$230,608

Earnings per share:
Basic - as reported	$.81	$.43

Basic - pro forma	$.81	$.43

Diluted - as reported	$.76	$.41

Diluted - pro forma	$.76	$.41

As of March 31, 2004 and 2003, all outstanding options were fully vested and there were no options granted during the three month periods ended March 31, 2004 and 2003. Therefore, there was not pro forma effect on net income for the three months ended March 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. RECENT DEVELOPMENTS

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of the subsidiary trust which issued the trust preferred securities. The Interpretation did not have a material effect on the Company’s financial condition or results of operations.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2004 by $11.4 million from $137.0 million to $148.4 million, or 8.32% for the quarter. The increase in total assets in 2004 is slightly less than the 8.62% growth for the same period in 2003. The growth was funded by increases in total deposits, which increased by $13.9 million, or 11.71%. The increase in total assets for the quarter ended March 31, 2004 consisted primarily of an increase of $7.3 million in loans and an increase in Federal funds sold of $3.2 million. The loan to deposit ratio at March 31, 2004 was 76% compared to 79% at December 31, 2003. Total loans have increased by 27.1 million since March 31, 2003 which for the same period, total deposits have increased by 30.4 million. Noninterest-bearing deposits represent 20% of total deposits at March 31, 2004, which is consistent with the December 31, 2003 and down from 25% at March 31, 2003. Noninterest-bearing deposits significantly affect the net interest margin. Our percentage of noninterest-bearing deposits still continues to be significantly higher than our peer group, which has a positive effect on net income.

Stockholders’ equity increased by $502,000 for the quarter ended March 31, 2004. This net increase consisted of net income of $432,000 less dividends declared of $106,000 and net increase of unrealized gains on securities available for sale of $176,000.

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

At March 31, 2004, the Bank’s liquidity ratio of 33.90% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at March 31, 2004 are as follows:

	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	9.84%	4.00%
Risk-Based Capital Ratios
Core Capital	10.22%	4.00%
Total Capital	11.45%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows;

	March 31, 2004	December 31, 2003
Commitments to extend credit	$11,526,000	$10,915,000
Financial standby letters of credit	1,770,000	162,000

	$13,296,000	$11,077,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Net Interest Income. Net interest income increased by $342,000, or by 28.63% for the quarter ended March 31, 2004 compared to the same period in 2003. The increase in net interest income in 2003 was $176,000, or 17.25%. The increase in net interest income for the quarter ended March 31, 2004 is primarily attributable to increases in earning assets of $29.7 million as compared to March 31, 2003. As noted above, loans increased during this period by $27.1 million, which generally provide greater yields. Total loans increased for the same period in 2003 by $21.1 million. During this same period, total deposits increased by $30.4 million, of which $28.5 million were interest-bearing deposits. The overall net increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.

The net interest margin increased to 5.03% at March 31, 2004 from 4.63% for the three months ended March 31, 2003. The yield on interest-earning assets increased to 7.23%, or 41 basis points, from March 31, 2003 to March 31, 2004. The rate paid on interest-bearing liabilities decreased to 2.58%, or 31 basis points for the same period.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $155,000 was made during the three month period ending March 31, 2003. No provision was made during the three month period ending March 31, 2004. The allowance for loan loss as a percentage of total loans was 1.68% and 1.42% at March 31, 2004 and 2003, respectively. The total of nonaccrual loans as of March 31, 2004 increased by $3.1 million; however, net charge-offs decreased by $167,000 and loans past due ninety days or more and still accruing decreased by $485,000 as compared to the same period in 2003. At December 31, 2003, nonaccrual loans and past due loans ninety days or more and still accruing were $2,890,000 and $419,000, respectively. Any anticipated losses related to the majority of these problem loans were identified at December 31, 2003 and there were no significant changes in our evaluation at March 31, 2004. In addition, total past due loans greater than thirty days have decreased by approximately $6.6 million since December 31, 2003. Management believes the allowance for loan loss at March 31, 2004 is adequate to meet any future losses in the loan portfolio.

At March 31, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Total nonaccruing loans	$3,720	$668
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	40	525
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$93,010	$67,090

Balance of allowance for loan losses at beginning of period	$1,701	$1,059

Loans charged off
Commercial	—	(130)
Real estate	—	(6)
Installment	(23)	(69)

	(23)	(205)

Loans recovered
Commercial	—	2
Real estate	7	10
Installment	12	22

	19	34

Net charge-offs	(4)	(171)

Additions to allowance charged to operating expense during period	—	155

Balance of allowance for loan losses at end of period	1,697	1,043

Ratio of net loans charged-off during the period to average loans outstanding	—%	.25%

Other Income. Other income increased by $41,000 for the quarter ended March 31, 2004 compared to an increase of $87,000 for the same period in 2003. The single most significant difference which affected both periods was increases of $47,000 and $72,000 in service charges on deposit accounts for 2004 and 2003, respectively.

Other Expenses. Other expenses increased by $285,000, or 22.91% for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in 2003 as compared to the same period in 2002 was $263,000. The increases in 2004 consist of increases of $80,000 in salaries and employee benefits, $32,000 in occupancy and equipment expenses, and $173,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries, benefits, and an increase in employees. At March 31, 2004, the number of full-time equivalent employees was 64 compared to 57 at March 31, 2003. The increase in occupancy and equipment expenses is primarily related to the opening of our Albany and Savannah branches. The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three months ended March 31, 2004 was $18,000, as compared to a loss of $15,000 for the three months ended March 31, 2003.

Income Taxes. Income tax expense increased by $51,000 for the three months ended March 31, 2004 as compared to 2003. The effective tax rate for 2003 and 2002 was 27% and 32%, respectively.

Net Income. Net income increased by $201,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The primary reasons for the increase in net income for the three months ended March 31, 2004 as compared to the same period in 2003 is the increase in net interest income and the decrease in the loan loss provision.

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

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a	)	Exhibits.

		31.1	Section 302 Certification of Principal Executive Officer

		31.2	Section 302 Certification of Principal Financial Officer

		32.1	Section 906 Certification of Principal Executive Officer

		32.2	Section 906 Certification of Principal Financial Officer

(b	)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: May 17, 2004	/s/ George G. Andrews
George G. Andrews
President and Director

Date: May 17, 2004	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial and Accounting Officer