Form 10QSB
period 2004-06-30
CAPITOL CITY BANCSHARES INC
filed 2004-08-16
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2004: 532,088; $6 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

Assets
Cash and due from banks	$4,499,029
Interest-bearing deposits at other financial institutions	95,322
Federal funds sold	4,076,000
Securities available for sale	30,675,690
Restricted equity securities, at cost	107,800

Loans, net of unearned income	111,761,816
Less allowance for loan losses	1,654,377

Loans, net	110,107,439

Premises and equipment, net	6,044,404
Other real estate	2,139,768
Other assets	1,836,521

Total assets	$159,581,973

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$25,440,851
Interest-bearing	113,996,791

Total deposits	139,437,642
Note payable	607,000
Subordinated debentures	3,403,000
Securities sold under repurchase agreements	4,000,000
Other liabilities	1,165,222

Total liabilities	148,612,864

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized; 532,088 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	5,570,359
Accumulated other comprehensive income	77,870

Total stockholders’ equity	10,969,109

Total liabilities and stockholders’ equity	$159,581,973

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$2,113,663	$1,565,712	$4,024,879	$2,994,399
Securities:
Taxable	157,082	153,785	319,547	344,612
Nontaxable	138,199	131,804	272,476	265,785
Federal funds sold	5,282	7,398	9,611	16,082

Total interest income	2,414,226	1,858,699	4,626,513	3,620,878

Interest expense:
Deposits	691,784	560,215	1,316,717	1,121,431
Other borrowings	43,401	59,006	93,239	64,682

Total interest expense	735,185	619,221	1,409,956	1,186,113

Net interest income	1,679,041	1,239,478	3,216,557	2,434,765
Provision for loan losses	—	56,000	—	211,000

Net interest income after provision for loan losses	1,679,041	1,183,478	3,216,557	2,223,765

Other income:
Service charges on deposit accounts	563,555	522,867	1,080,446	993,212
Other fees and commissions	10,878	4,061	11,586	15,136
Mortgage origination income	22,473	10,366	37,997	25,598
Other operating income	54,668	60,328	105,975	107,500

Total other income	651,574	597,622	1,236,004	1,141,446

Other expenses:
Salaries and employee benefits	686,256	591,514	1,356,768	1,181,746
Occupancy and equipment expenses, net	181,698	158,573	387,880	332,553
Other operating expenses	683,139	541,783	1,335,824	1,021,894

Total other expenses	1,551,093	1,291,870	3,080,472	2,536,193

Income before income taxes	779,522	489,230	1,372,089	829,018

Income tax expense	235,699	96,722	396,601	205,902

Net income	$543,823	$392,508	$975,488	$623,116

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(584,821)	132,299	(408,672)	105,303

Comprehensive income (loss)	(40,998)	524,807	566,816	728,419

Basic earnings per common share	$1.02	$0.74	$1.83	$1.17

Diluted earnings per common share	$0.96	$0.70	$1.72	$1.11

Cash dividends declared per share of common stock	$—	$—	$0.20	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$975,488	$623,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,427	156,819
Provision for loan losses	—	211,000
Loss on sale of equipment	—	3,081
Net other operating activities	2,318	(134,987)

Net cash provided by operating activities	1,188,233	859,029

INVESTING ACTIVITIES
Purchases of securities available for sale	(3,477,266)	(4,537,363)
Proceeds from maturities of securities available for sale	4,741,891	7,877,629
Net increase in interest-bearing deposits	(12,329)	(2,627)
Net increase in federal funds sold	(2,214,000)	(444,000)
(Purchase) redemption of restricted equity securities	10,000	(300)
Net increase in loans	(20,563,166)	(13,407,488)
Proceeds from sale of other real estate	107,008	—
Purchase of premises and equipment	(581,624)	(902,008)
Proceeds from sale of equipment	—	10,000

Net cash used in investing activities	(21,989,486)	(11,406,157)

FINANCING ACTIVITIES
Net increase in deposits	20,822,851	9,695,286
Net increase (decrease) in securities sold under repurchase agreements	791,000	(388,000)
Proceeds from issuance of subordinated debentures	—	3,300,000
Proceeds from note payable	236,500	120,000
Payment of dividends	(106,418)	(79,813)

Net cash provided by financing activities	21,743,933	12,647,473

Net increase in cash and due from banks	942,680	2,100,345

Cash and due from banks, beginning of period	3,556,349	3,195,237

Cash and due from banks, end of period	$4,499,029	$5,295,582

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$543,823	$392,508	$975,488	$623,116

Weighted average common shares outstanding	532,088	532,088	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	35,867	31,342	35,914	31,344

Total weighted average common shares and common stock equivalents outstanding	567,955	563,430	568,002	563,432

Diluted earnings per common share	$0.96	$0.70	$1.72	$1.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. STOCK COMPENSATION PLAN

At June 30, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$543,823	$392,508
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$543,823	$392,508

Earnings per share:
Basic - as reported	$1.02	$.74

Basic - pro forma	$1.02	$.74

Diluted - as reported	$.96	$.70

Diluted - pro forma	$.96	$.70

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$975,488	$623,116
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$975,488	$623,116

Earnings per share:
Basic - as reported	$1.83	$1.17

Basic - pro forma	$1.83	$1.17

Diluted - as reported	$1.72	$1.11

Diluted - pro forma	$1.72	$1.11

As of June 30, 2004 and 2003, all outstanding options were fully vested and there were no options granted during the six month periods ended June 30, 2004 and 2003. Therefore, there was no pro forma effect on net income for the six months ended June 30, 2004 and 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FINANCIAL CONDITION

Total assets increased $22.5 million from $137.0 million to $159.5 million, or 16.44% for the six months ended June 30, 2004. The growth was funded primarily by an increase in total deposits which increased by $20.8 million, or 17.56%. The increase in total assets for the six months ended June 30, 2004 consisted primarily of an increase of $18.3 million in total loans, an increase of $943,000 in cash and due from banks, an increase in federal funds sold of $2.2 million, offset by a decrease in securities available for sale of $1.9 million. The loan to deposit ratio at June 30, 2004 was 80% compared to 79% at December 31, 2003. During the second quarter of 2004, the Company acquired other real estate owned totaling $2.1 million through foreclosure. These assets were subsequently sold, recognizing an insignificant gain on the sale.

Stockholders’ equity increased by $460,000 for the six months ended June 30, 2004. This net increase consists of net income of $975,000 less dividends declared and paid of $106,000 offset by a decrease in unrealized gains on securities available for sale of $409,000.

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

At June 30, 2004, the Bank’s liquidity ratio of 29.28% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at June 30, 2004 are as follows:

Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	9.56%	4.00%
Risk-Based Capital Ratios
Core Capital	9.74%	4.00%
Total Capital	10.85%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2004 and December 31, 2003 are as follows;

	June 30, 2004	December 31, 2003
Commitments to extend credit	$13,512,000	$10,915,000
Financial standby letters of credit	3,236,000	162,000

	$16,748,000	$11,077,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

Net Interest Income. Net interest income increased by $440,000 and $782,000 for the three and six month periods ended June 30, 2004, respectively, compared to the same period in 2003. The increase in net interest income for both periods ended June 30, 2004 is attributable to an increase in earning assets of $34.2 million as compared to June 30, 2003 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Loans increased during this period by $33.0 million, which provide greater yields to the Company. During this same period, total deposits increased by $32.1 million, which included an increase of $30.6 million in interest-bearing deposits and an increase of $1.5 million in non-interest bearing deposits.

The net interest margin increased to 4.93% at June 30, 2004 as compared to 4.59% at June 30, 2003. The yield on interest-earning assets increased to 7.08% or 25 basis points from June 30, 2003 to June 30, 2004. The rate paid on interest-bearing liabilities decreased to 2.59% or 24 basis points for the same period. The decrease in the rate paid on interest-bearing liabilities reflects the continued adjustment of rates paid on time deposits over the past year.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $211,000 was made during the six month period ending June 30, 2003. No provision was made during the six month period ending June 30, 2004 based on management’s evaluation. The allowance for loan loss as a percentage of total loans was 1.48% and 1.82% at June 30, 2004 and December 31, 2003, respectively. The total of nonaccrual loans as of June 30, 2004 increased by $1.5 million; however, net charge-offs decreased by $264,000 and loans past due ninety days or more and still accruing decreased by $1.0 million as compared to the same period in 2003. At December 31, 2003, nonaccrual loans and past due loans ninety days or more and still accruing were $2,890,000 and $419,000, respectively. Any anticipated losses related to the majority of these problem loans were identified at December 31, 2003 and there were no significant changes in our evaluation at June 30, 2004. In addition, total past due loans greater than thirty days have decreased by approximately $5.2 million since December 31, 2003. Management believes the allowance for loan loss at June 30, 2004 is adequate to meet any future losses in the loan portfolio.

At June 30, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Total nonaccruing loans	$2,398	$937
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	6	1,016
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2004 and 2003 is as follows:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$97,832	$71,294

Balance of allowance for loan losses at beginning of period	$1,701	$1,059

Loans charged off
Commercial	—	(164)
Real estate	(12)	(104)
Installment	(74)	(120)

	(86)	(388)

Loans recovered
Commercial	2	3
Real estate	15	39
Installment	22	35

	39	77

Net charge-offs	(47)	(311)

Additions to allowance charged to operating expense during period	—	211

Balance of allowance for loan losses at end of period	1,654	959

Ratio of net loans charged-off during the period to average loans outstanding	.05%	.44%

Other Income. Other income increased by $54,000 and $95,000 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The most significant difference which affected both periods was increases of $41,000 and $87,000 in service charges on deposit accounts for the three and six months period ended June 30, 2004, respectively, compared to the same periods in 2003. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges which account for the majority of the service charges on deposit accounts. The amount of service charges fluctuate with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $259,000 and $544,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The increases in 2004 consist of increases of $95,000 and $175,000 in salaries and employee benefits, $23,000 and $55,000 in occupancy and equipment expenses, and $141,000 and $314,000 in operating expenses for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The increase in salaries and employee benefits for both the three and six month periods represent normal increases in salaries and an increase in the number of employees. At June 30, 2004, the number of full-time equivalent employees was 64 compared to 60 at June 30, 2003. The increase in occupancy and equipment expenses reflect the cost of maintaining and updating the bank’s computer system, maintenance of premises and equipment and increased depreciation expense associated with the bank’s new branches in Albany and Savannah, Georgia. The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three and six months ended June 30, 2004 was $33,000 and $15,000, respectively, as compared to a loss of $40,000 and $25,000 for the three and six months ended June 30, 2003, respectively.

Income Taxes. Income tax expense increased by $139,000 and $191,000 for the three and six months ended June 30, 2004 as compared to 2003. The effective tax rate for 2004 and 2003 was 29% and 25%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $151,000 and $352,000 for the three and six months ended June 30, 2004, respectively, as compared to the same period in 2003. The primary reason for the increase in net income for the three and six months ended June 30, 2004 as compared to the same period in 2003 is attributable to the increase in net interest income and reduced provisions for loan losses.

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

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 22, 2004. A total of 314,491 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal 1: To elect the sixteen nominees to serve as directors for the following year.

Directors	For	Against	Abstain
George D. Andrews	314,491	50	0
Dr. Gloria Campbell D’Hue	314,491	50	0
J. Al Cochran	314,491	50	0
Leon Goodrum	314,491	50	0
Agnes H. Harper	314,491	50	0
Charles W. Harrison	314,491	50	0
Robert A. Holmes	314,491	50	0
Moses M. Jones	314,491	50	0
Marian S. Jordan	314,491	50	0
Kaneta R. Lott	314,491	50	0
Donald F. Marshall	314,491	50	0
George C. Miller, Jr.	314,491	50	0
Elvin Mitchell, Sr.	314,491	50	0
Roy W. Sweat	314,491	50	0
William Thomas	314,491	50	0
Cordy T. Vivian	314,491	50	0

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated May 25, 2004, reporting under Item 4 announcement of Capitol City Bancshares, Inc.’s change in Certifying Accountant.

Current Report on Form 8-K/A dated June 9, 2004, reporting under Item 4 announcement of Capitol City Bancshares, Inc.’s change in Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 16, 2004	/s/ George G. Andrews
George G. Andrews
President and Director

Date: August 16, 2004	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial
and Accounting Officer