Form 10QSB
period 2004-09-30
CAPITOL CITY BANCSHARES INC
filed 2004-11-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004: 532,088; $6 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

Assets
Cash and due from banks	$4,527,374
Interest-bearing deposits at other financial institutions	96,453
Federal funds sold	2,022,000
Securities available for sale	30,084,599
Restricted equity securities, at cost	107,800

Loans, net of unearned income	124,930,093
Less allowance for loan losses	1,744,922

Loans, net	123,185,171

Premises and equipment, net	6,505,297
Other real estate	200,953
Other assets	1,815,081

Total assets	$168,544,728

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$26,385,601
Interest-bearing	125,004,021

Total deposits	151,389,622
Note payable	657,000
Subordinated debentures	3,403,000
Other liabilities	1,206,935

Total liabilities	156,656,557

Stockholders’ equity
Common stock, par value $6; 5,000,000 shares authorized; 532,088 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	6,210,331
Accumulated other comprehensive income	356,960

Total stockholders’ equity	11,888,171

Total liabilities and stockholders’ equity	$168,544,728

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$2,496,153	$1,677,953	$6,521,032	$4,672,352
Securities:
Taxable	161,401	119,677	480,948	464,289
Nontaxable	124,454	129,029	396,930	394,814
Federal funds sold	7,495	5,338	17,106	21,420

Total interest income	2,789,503	1,931,997	7,416,016	5,552,875

Interest expense:
Deposits	813,707	587,202	2,130,424	1,708,633
Other borrowings	60,479	51,760	153,718	116,442

Total interest expense	874,186	638,962	2,284,142	1,825,075

Net interest income	1,915,317	1,293,035	5,131,874	3,727,800
Provision for loan losses	126,000	108,467	126,000	319,467

Net interest income after provision for loan losses	1,789,317	1,184,568	5,005,874	3,408,333

Other income:
Service charges on deposit accounts	569,074	553,321	1,649,520	1,546,533
Other fees and commissions	6,935	(429)	18,521	14,707
Mortgage origination income	18,822	22,781	56,819	48,379
Other operating income	56,661	41,144	162,636	148,644

Total other income	651,492	616,817	1,887,496	1,758,263

Other expenses:
Salaries and employee benefits	686,903	613,178	2,043,671	1,794,924
Occupancy and equipment expenses, net	191,359	165,135	579,239	497,688
Other operating expenses	628,894	558,289	1,964,718	1,580,183

Total other expenses	1,507,156	1,336,602	4,587,628	3,872,795

Income before income taxes	933,653	464,783	2,305,742	1,293,801

Income tax expense	293,681	142,199	690,282	348,101

Net income	$639,972	$322,584	$1,615,460	$945,700

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	279,090	(260,362)	(129,582)	(155,059)

Comprehensive income	$919,062	$62,222	$1,485,878	$790,641

Basic earnings per common share	$1.21	$0.61	$3.04	$1.78

Diluted earnings per common share	$1.13	$0.57	$2.85	$1.68

Cash dividends declared per share of common stock	$—	$—	$0.20	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$1,615,460	$945,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317,911	229,928
Provision for loan losses	126,000	319,467
Loss on sale of equipment	—	29,694
Net other operating activities	(78,303)	(280,285)

Net cash provided by operating activities	1,981,068	1,244,504

INVESTING ACTIVITIES
Purchases of securities available for sale	(4,227,500)	(7,999,863)
Proceeds from maturities of securities available for sale	6,506,080	13,092,472
Net increase in interest-bearing deposits	(13,460)	(2,682)
Net increase in federal funds sold	(160,000)	(5,464,000)
(Purchase) redemption of restricted equity securities	10,000	(300)
Net increase in loans	(32,066,851)	(21,099,263)
Proceeds from sale of other real estate	345,776	526,283
Purchase of premises and equipment	(1,150,001)	(1,185,278)
Proceeds from sale of equipment	—	10,595

Net cash used in investing activities	(30,755,956)	(22,122,036)

FINANCING ACTIVITIES
Net increase in deposits	32,774,831	17,302,253
Net decrease in securities sold under repurchase agreements	(3,209,000)	(388,000)
Proceeds from issuance of subordinated debentures	—	3,300,000
Proceeds from note payable	286,500	120,000
Payment of dividends	(106,418)	(79,813)

Net cash provided by financing activities	29,745,913	20,254,440

Net increase (decrease) in cash and due from banks	971,025	(623,092)

Cash and due from banks, beginning of period	3,556,349	3,195,237

Cash and due from banks, end of period	$4,527,374	$2,572,145

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$639,972	$322,584	$1,615,460	$945,700

Weighted average common shares outstanding	532,088	532,088	532,088	532,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	35,795	31,566	34,117	31,581

Total weighted average common shares and common stock equivalents outstanding	$567,883	$563,054	$566,205	$563,669

Diluted earnings per common share	$1.13	$0.57	$2.85	$1.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE	3. STOCK COMPENSATION PLAN

At September 30, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$639,972	$322,584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$639,972	$322,584

Earnings per share:
Basic - as reported	$1.21	$.61

Basic - pro forma	$1.21	$.61

Diluted - as reported	$1.13	$.57

Diluted - pro forma	$1.13	$.57

	Nine Months Ended September 30,
	2004	2003
Net income, as reported	$1,615,460	$945,700
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$1,615,460	$945,700

Earnings per share:
Basic - as reported	$3.04	$1.78

Basic - pro forma	$3.04	$1.78

Diluted - as reported	$2.85	$1.68

Diluted - pro forma	$2.85	$1.68

As of September 30, 2004 and 2003, all outstanding options were fully vested and there were no options granted during the nine month periods ended September 30, 2004 and 2003. Therefore, there was no pro forma effect on net income for the three and nine month periods ended September 30, 2004 and 2003.

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

FINANCIAL CONDITION

Total assets increased $31.5 million from $137.0 million to $168.5 million, or 23.0% for the nine months ended September 30, 2004. The growth was funded by an increase in total deposits which increased by $32.8 million, or 27.67%. The increase in total assets for the nine months ended September 30, 2004 consisted primarily of an increase of $31.4 million in total loans, an increase of $971,000 in cash and due from banks, an increase in federal funds sold of $160,000, an increase of $832,000 in premises and equipment, offset by a decrease in securities available for sale of $2.4 million. The loan to deposit ratio at September 30, 2004 was 83% compared to 79% at December 31, 2003. During the second quarter of 2004, the Company acquired other real estate owned totaling $2.1 million through foreclosure. The majority of those assets were sold during the third quarter of 2004, recognizing an insignificant gain. At September 30, 2004, the amount of other real estate was only $200,953, a decrease of $1.9 million since June 30, 2004.

Stockholders’ equity increased by $1.4 million for the nine months ended September 30, 2004. This net increase consists of net income of $1.6 million less dividends declared and paid of $106,000 offset by a decrease in unrealized gains on securities available for sale of $130,000.

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

At September 30, 2004, the Bank’s liquidity ratio of 23.39% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at September 30, 2004 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	9.13%	9.21%	4.00%
Risk-Based Capital Ratios
Core Capital	9.41%	9.50%	4.00%
Total Capital	10.52%	10.61%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Commitments to extend credit	$15,305,000	$10,915,000
Financial standby letters of credit	3,386,000	162,000

	$18,691,000	$11,077,000

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2004 and 2003

Net Interest Income. Net interest income increased by $622,000 and $1.4 million for the three and nine month periods ended September 30, 2004, respectively, compared to the same period in 2003. The increase in net interest income for both periods ended September 30, 2004 is attributable to the increase in earning assets of $32.9 million as compared to September 30, 2003 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Total loans increased during this period by $38.5 million or 44.6%, and provide greater yields to the Company than any of the other interest earning assets. During this same period, total deposits increased by $36.5 million or 31.7%, which included an increase of $33.2 million in interest-bearing deposits and an increase of $3.3 million in non-interest bearing deposits.

The net interest margin increased to 5.11% at September 30, 2004 as compared to 4.21% at September 30, 2003. The yield on interest-earning assets increased to 7.39% or 75 basis points from September 30, 2003 to September 30, 2004. The rate paid on interest-bearing liabilities decreased to 2.66% or 10 basis points for the same period. The decrease in the rate paid on interest-bearing liabilities reflects the continued adjustment of rates paid on time deposits over the past year.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $126,000 was made during the three and nine month periods ending September 30, 2003. The allowance for loan loss as a percentage of total loans was 1.40% and 1.82% at September 30, 2004 and December 31, 2003, respectively. The total of nonaccrual loans as of September 30, 2004 increased by $1.3 million; however, net charge-offs decreased by $215,000 and loans past due ninety days or more and still accruing increased by $196,000 as compared to the same period in 2003. At December 31, 2003, nonaccrual loans and past due loans ninety days or more and still accruing were $2,890,000 and $419,000, respectively. The increase in the provision for loan losses for the nine month period ended September 30, 2004 is due to the increase in total loans and nonaccrual loans. The nonaccrual loans are individually identified in our evaluation of the allowance for loan losses and the estimated losses are based on the underlying value of collateral. Total past due loans greater than thirty days have decreased by approximately $2.2 million since December 31, 2003. Management believes the allowance for loan loss at September 30, 2004 is adequate to meet any future losses in the loan portfolio.

At September 30, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	September 30, 2004	September 30, 2003
	(Dollars in thousands)
Total nonaccruing loans	$3,062	$1,722
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	496	300
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine months Ended September 30,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$104,454	$75,984

Balance of allowance for loan losses at beginning of period	$1,701	$1,059

Loans charged off
Commercial	—	(164)
Real estate	(20)	(104)
Installment	(123)	(121)

	(143)	(389)

Loans recovered
Commercial	5	11
Real estate	15	41
Installment	41	41

	61	93

Net charge-offs	(82)	(296)

Additions to allowance charged to operating expense during period	126	319

Balance of allowance for loan losses at end of period	1,745	1,082

Ratio of net loans charged-off during the period to average loans outstanding	.08%	.39%

Other Income. Other income increased by $35,000 and $129,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The most significant difference which affected both periods was increases of $16,000 and $103,000 in service charges on deposit accounts for the three and nine months period ended September 30, 2004, respectively, compared to the same periods in 2003. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges, and NSF charges account for 73% of the service charges on deposit accounts for the nine month period in 2004. The amount of service charges fluctuate with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $171,000 and $715,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The increases in 2004 consist of increases of $74,000 and $249,000 in salaries and employee benefits, $26,000 and $82,000 in occupancy and equipment expenses, and $71,000 and $385,000 in operating expenses for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The increase in salaries and employee benefits for both the three and six month periods represent normal increases in salaries and an increase in the number of employees. At September 30, 2004, the number of full-time equivalent employees was 65 compared to 58 at September 30, 2003. The increase in occupancy and equipment expenses reflect the cost of maintaining and updating the bank’s computer system, maintenance of premises and equipment, and increased depreciation expense associated with the bank’s new branches in Albany, Savannah, and Augusta, Georgia. Data processing expenses which are directly related to growth were $481,000 for the nine month period ended September 30, 2004 compared to $408,000 for the same period in 2003. Advertising and marketing expenses increased by $64,000 for the nine months in 2004 as compared to 2003 which is related to the opening of their new branches. The remaining increases in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the significant growth of the Bank.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three and nine months ended September 30, 2004 was $23,000 and $56,000, respectively, as compared to a loss of $12,000 and $53,000 for the three and nine months ended September 30, 2003, respectively.

Income Taxes. Income tax expense increased by $151,000 and $342,000 for the three and nine months ended September 30, 2004 as compared to 2003. The effective tax rate for 2004 and 2003 was 30% and 27%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $317,000 and $670,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same period in 2003. The primary reason for the increase in net income for the three and nine months ended September 30, 2004 as compared to the same period in 2003 is attributable to the strong increase in net interest income.

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

Item 6. Exhibits.

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

CAPITOL CITY BANCSHARES, INC.

Date: November 15, 2004	/s/ George G. Andrews
George G. Andrews
President and Director

Date: November 15, 2004	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial
and Accounting Officer