Form 10KSB
period 2004-12-31
CAPITOL CITY BANCSHARES INC
filed 2005-03-31
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act: $1.50 par value common stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☒

The Registrant’s gross revenues for its most recent fiscal year ended December 31, 2004 were $12,843,295.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 2, 2005, was $5,477,472. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price of $4.15, as of March 2, 2005. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 2, 2005, was 2,128,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

CAPITOL CITY BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Capitol City Bank & Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from seven locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield-Jackson International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083 and 301 W. Oglethorpe Boulevard, Albany, Georgia 31707; 339 Martin Luther King, Jr. Blvd., Savannah, Georgia 31401 and 1268 Broad Street, Augusta, Georgia 30901.

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

The Bank serves the residents of the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties. Each of these areas have a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capitol of the State of Georgia, with a significant number of residents employed in government.

Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

As of December 31, 2004, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia and First Union Bank of Georgia, Wachovia National Bank of Georgia, The Bankers Bank and The Federal Home Loan Bank of Atlanta. The correspondent bank provides certain services to the Bank, such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations.

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiary.

Capitol City Bank and Trust Company

The Bank’s main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet, and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space. On July 16, 2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. The branch operates six days a week and is a full-service facility. In January of 2004, the Bank opened an office at 339 Martin Luther King, Jr. Blvd., Savannah, Georgia. The office operates six days a week and is a full- service facility. The Bank opened its seventh office in 2004 at 1268 Broad Street, Augusta, Georgia. This office is also open six days a week and is a full-service facility.

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

Competition

The banking business in the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In Atlanta, there are branches of Bank of America, SunTrust and Wachovia among many others. In Albany, there are also branches of Heritage Bank, Albany Bank & Trust and Security Bank & Trust Company of Albany. In addition to these banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank’s market.

Employees

As of December 31, 2004, the Company had 64 full-time employees and 9 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

As of December 31, 2004, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 8.80% and 10.08%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 13 to the Notes to Consolidated Financial Statements.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2004, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2004.

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

The Bank maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window. The Bank maintains an office it owns at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. It is a two-story building with 6,174 square feet and a drive-in window.

In January, 2003, the Bank purchased two parcels of land in downtown Savannah, Georgia, one with a 5,724 square foot building, the other across the street, an 1,820 square foot parking garage. The address for the office is 359 Martin Luther King, Jr. Boulevard, Savannah, Georgia 31401. The office opened in January, 2004 as a full-service banking location.

In July, 2004, the Bank purchased property in downtown Augusta, Georgia for a future branch site. The site contains a 5,000 square foot building previously operated as a Wachovia branch. The address is 1268 Broad Street, Augusta, Georgia 30901. The total purchase price was $525,000. The refurbishing cost is estimated at $8,000. The office opened in January, 2005 as a full-service banking location.

ITEM THREE.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, other than ordinary routine litigation incidental to the business, with the exception of a pending action filed against the Company by Capital City Bank Group, Inc. The action is pending in the United States District Court for the Middle District of Georgia, Macon Division, entitled Capital City Bank Group, Inc. v. Capitol City Bank and Trust Company and Capitol City Bancshares, Inc. The lawsuit could result in a large expenditure in attorney’s fees and costs of litigation. The matter involves a dispute regarding the use of the names of the litigants, and an adverse finding might result in the necessity of changing the name of the Company and/or its subsidiaries. To the knowledge of the management of the Company, no other proceedings are contemplated or threatened against the Company. Further, no director, nominee director, principal officer or securities holder owning beneficially more than five percent (5%) of the Company’s stock is a party adverse to the Company or has a material interest adverse to the Company.

ITEM FOUR.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2004.

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
2004
First Quarter	$18.00	$15.00
Second Quarter	$18.00	$15.00
Third Quarter	$18.00	$15.00
Fourth Quarter	$18.00	$15.00

2003
First Quarter	$18.00	$15.00
Second Quarter	$18.00	$15.00
Third Quarter	$18.00	$15.00
Fourth Quarter	$18.00	$15.00

As of December 31, 2004, the Company had approximately 1,170 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2004 of $.20 per share.

On February 8, 2005, the Board of Directors of Capitol City Bancshares, Inc. (the “Company”) approved a four-for-one stock split of its common shares. The split entitled each shareholder of record at the close of business on March 1, 2005, to receive four shares for every one share of stock of the Company owned by the shareholder. The stock split will be implemented and the stock distributed in the form of a stock dividend. In connection with the stock split, the Board of Directors approved an Amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from five million shares to twenty million shares and reducing its par value from $6.00 per share to $1.50 per share. The amendment was adopted without shareholder approval pursuant to Sections 14-2-1002(6) and (7) of the Georgia Business Corporation Code.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

In 2004, we continued to expand into other markets as our Albany, Georgia and Savannah, Georgia branches continued to grow in deposits and loans. We received all necessary approvals to open a branch in Augusta, Georgia and opened the branch in January 2005.

In 2003, the Company formed Capitol City Bancshares Trust I, a wholly-owned grantor trust to issue trust preferred securities in a private placement offering. The trust has invested the $3.4 million proceeds of the trust preferred securities in subordinated debentures of Capitol City Bancshares, Inc. The sole assets of the trust are the subordinated debentures of the Company.

During 2004, we continued to experience strong growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2004, we reported total assets of $190.7 million, an increase of 39.1% over 2003. Total interest-earning assets and total deposits increased by $51.2 million, or 39.9% and $55.0 million, or 46.4%, respectively, as of December 31, 2004. Total loans, net, increased by $46.2 million, or 50.3%, as compared to the same period in 2003. Net income for the year ended December 31, 2004 increased by $830,000 as compared to the year ended December 31, 2003.

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

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of federal funds sold, securities available for sale, FHLB advances, monthly amortizing loans, and the repayment of maturing single payment loans. We also maintain relationships with correspondent banks which can provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2004, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2004, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2004, our total equity increased by $1.3 million. This increase consists of net income of $1.8 million, offset by a decrease in unrealized gains on securities available for sale, net of tax, of $303,000 and dividends paid of $106,000. At December 31, 2004, our total capital amounted to approximately $11.9 million.

The primary source of funds available to the holding company is the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, approximately $1.0 million can be paid by the Bank to the holding company without regulatory approval. The payment of dividends will be decided by the Board of Directors based on factors available to them at that time.

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory capital requirements. The minimum capital requirements to be considered well capitalized and the Bank’s actual capital ratios as of December 31, 2004 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	8.54%	8.64%	5.00%
Risk-based capital ratios:
Tier 1 capital	8.80%	8.91%	6.00%
Total capital	10.08%	10.19%	10.00%

We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2004 and 2003 were $17.0 million and $11.1 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commitments as of December 31, 2004.

	Payments Due After December 31, 2004
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$657	$—	$131	$131	$395
Company guaranteed trust-preferred securities	3,403	—	—	3,403	—

Total contractual cash obligations	$4,060	$—	$131	$3,534	$395

We did not have any material commitments for capital expenditures at December 31, 2004.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Other Contractual Commitments
Commitments to extend credit	$15,004	$10,196	$4,808	$—	$—
Customer letters of credit	1,982	583	—	1,399	—

Total commitments	$16,986	$10,779	$4,808	$1,399	$—

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

BALANCE SHEETS

Total assets increased approximately $53.6 million or 39.1% from 2003 to 2004 compared to an increase of $26.9 million for the year ended December 31, 2003. The most significant increase was in total loans, net, which increased by $46.2 million. Securities available for sale increased in 2004 by $2.1 million. Our loan to deposit ratio was 80.7% at December 31, 2004 compared to 78.8% at December 31, 2003. Premises and equipment increased by $838,000 for the year ended December 31, 2004. The majority of this increase reflects the costs incurred in acquisition and remodeling of the Augusta, Georgia branch.

The increase in assets was funded primarily by an increase in deposits of $55.0 million or 46.4% as compared to a $21.0 million increase in 2003. The net increase was made up of an increase in interest-bearing deposits of $52.5 million and an increase in noninterest-bearing deposits of $2.5 million. Time deposits of $100,000 or more increased during this same time period by $1.3 million, to $34.0 million. Noninterest-bearing deposits accounted for 15.0% and 19.9% of total deposits at December 31, 2004 and 2003, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin.

Average total assets increased $35.5 million from 2003 to 2004. Average interest-earning assets increased $33.5 million from 2003 to 2004, including an increase in average loans of $34.1 million. Average interest-bearing liabilities increased during the same period by $31.9 million from $88.8 to $120.7 million. These increases in average balances for the year ended December 31, 2004 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 28.8% and 42.9%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, continue to include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values in our market area are stable, although the overall economy in the United States has been on the decline. We are asset sensitive, which should have a positive impact on net income. Unemployment trends and the overall economy have not shown any indication of significant improvement in our market areas, and we have experienced increasing volumes of nonaccrual, classified and past due loans.

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

The yield on interest-earning assets increased by 32 basis points to 7.03% in 2004, as compared to 6.71% in 2003. The net yield on average interest-earning assets increased 28 basis points to 4.75% during 2004 from 4.47% during 2003. The yield on interest-bearing liabilities decreased 8 basis points to 2.78% in 2004 compared to 2.86% in 2003. The increase in the yield on interest-earning assets and the net yield on average interest-earning assets is primarily the result of the increase in average loans, which increased $34.1 million. Average loans represented 77.4% and 70.2% of total interest-earning assets at December 31, 2004 and 2003, respectively. Due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2004 as compared to the same period in 2003. The net effect on net interest income was an increase of $1.9 million, or 37.7% as compared to 2003.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased for the year ended December 31, 2004 from $947,000 to $604,000, or by $343,000. The decrease in the provision for loan losses is due to the decrease in classified loans and a decrease in loan charge offs.

Total loan charge-offs decreased by 55.2% from $433,000 in 2003 to $194,000 for the year ended 2004, and recoveries decreased from $128,000 to $75,000, resulting in net charge-offs of $119,000 and $305,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in net charge-offs of $186,000 resulted in a net charge-off to average loans ratio of 0.10% in 2004 as compared to 0.38% in 2003.

Our allowance for loan loss was $2.2 million at December 31, 2004 compared to $1.7 million at December 31, 2003. The allowance as a percentage of total loans decreased to 1.56% in 2004 as compared to 1.82% in 2003. As of December 31, 2004, there were $5.0 million of impaired loans as compared to $2.9 million in 2003. Impaired loans consist of non-accrual loans and we have determined that a valuation allowance of approximately $1.2 million is required for these loans. Due to collateral values on the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest decreased at December 31, 2004 as compared to 2003, from $419,000 to $5,000. Considering all these circumstances and the provisions for loan losses recognized in 2004, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2004.

Other income increased $161,000 or 6.8% in 2004 compared to an increase of $422,000 in 2003. These increases continue to consist primarily of increases in service charges on deposit accounts which increased by $90,000 and $359,000, respectively. Service charges on deposit accounts include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 73% and 74% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2004 and 2003, respectively. Mortgage origination income increased by $9,000 in 2004 as our mortgage company completed its second full year of operations. We anticipate mortgage origination income to continue to increase as long as the mortgage rates remain at the current level. As mortgage rates increase, we will begin to see mortgage origination income decline.

Other expenses increased $988,000 or 18.4% during 2004 compared to $838,000 in 2003. The increase is due partially to an increase in salaries and employee benefits of $363,000. The increase in salaries and employee benefits is due to increases in the number of employees, cost of benefits, and annual salary increases. The number of employees increased in 2004 to 65 from 60. Other operating expenses increased $511,000 in 2004 as compared to $385,000 in 2003. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increases in other expenses was an increase of $82,000 in advertising expenses and computer expenses which increased by $66,000 for the year ended December 31, 2004. Legal expenses of $165,000 included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary. We believe that this matter will be resolved in the near term and any future expenses will not be significant.

During 2004, we recognized income tax expense of $771,000 compared to $ 177,000 in 2003. The effective tax rate was 31 % and 16% for the years ended December 31, 2004 and 2003, respectively. We continue to invest in tax-free securities as a means of minimizing our tax expense. In addition, the Company benefited by retraining credits that reduced state tax expenses for 2003.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$4,726	$4,169
Taxable securities	17,568	18,007
Nontaxable securities	13,112	13,009
Unrealized gains on securities available for sale	526	922
Federal funds sold	2,513	2,771
Loans (2)(3)	113,568	79,500
Allowance for loan losses	(1,600)	(958)
Other assets	8,528	6,015

	$158,941	$123,435

Total interest-earning assets	$146,761	$113,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$25,460	$23,502
Interest-bearing demand and savings	34,780	25,292
Time	80,682	58,732

Total deposits	140,922	107,526
Note payable	514	341
Securities sold under repurchase agreements	1,289	1,928
Company guaranteed trust preferred securities	3,403	2,522
Other liabilities	1,333	938

Total liabilities	147,461	113,255

Stockholders’ equity (4)	11,480	10,180

	$158,941	$123,435

Total interest-bearing liabilities	$120,668	$88,815

(1)	Average balances were determined using the daily average balances.

(2)	Nonaccrual loans of $3.2 million and $982,000 are included in the average balances of loans for 2004 and 2003, respectively.

(3)	Loans are net of deferred loan fees and unearned interest.

(4)	Includes net unrealized gains on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2004		2003
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$9,133	8.04%	$6,427	8.08%
Interest on taxable securities	638	3.63	626	3.47
Interest on nontaxable securities(2)	516	3.94	526	4.04
Interest on federal funds sold	34	1.35	27	1.00

Total interest income	$10,321	7.03	$7,606	6.71

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	693	1.99%	513	2.03%
Interest on time deposits	2,449	3.03	1,873	3.19
Interest on notes payable	21	4.08	12	3.51
Interest on securities sold under repurchase agreements	21	1.63	25	1.30
Interest on company guaranteed trust preferred securities	167	4.90	121	4.80

Total interest expense	$3,351	2.78	$2,544	2.86

NET INTEREST INCOME	$6,970		$5,062

Net interest spread		4.25%		3.85%

Net yield on average interest-earning assets		4.75%		4.47%

(1)	Interest on loans includes approximately $1.2 million and $760,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively.

(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2004 vs. 2003 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(32)	$2,738	$2,706
Interest on taxable securities	28	(16)	12
Interest on nontaxable securities	(14)	4	(10)
Interest on federal funds sold	10	(3)	7

Total interest income	(8)	2,723	2,715

Interest on interest-bearing demand and savings deposits	(10)	190	180
Interest on time deposits	(98)	674	576
Interest on note payable	2	7	9
Interest on securities sold under repurchase agreements	6	(10)	(4)
Interest on company guaranteed trust preferred securities	3	43	46

Total interest expense	(97)	904	807

Net interest income	$89	$1,819	$1,908

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

At December 31, 2004, our cumulative one year interest rate sensitivity gap ratio was 123%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$97	$—	$—	$—	$97
Federal funds sold	4,056	—	—	—	4,056
Securities	2,540	168	23,450	8,822	34,980
Loans	92,933	7,822	33,196	6,204	140,155

	$99,626	$7,990	$56,646	$15,026	$179,288

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	39,273	—	—	—	39,273
Certificates, less than $100,000	8,239	16,327	49,732	—	74,298
Certificates, $100,000 and over	10,697	13,213	10,054	—	33,964
Note payable	—	—	262	395	657
Company guaranteed trust preferred securities	—	—	3,403	—	3,403

	$58,209	$29,540	$63,451	$395	$151,595

Interest rate sensitivity gap	$41,417	$(21,550)	$(6,805)	$14,631

Cumulative interest rate sensitivity gap	$41,417	$19,867	$13,062	$27,693

Interest rate sensitivity gap ratio	1.71	0.27	0.89	38.04

Cumulative interest rate sensitivity gap ratio	1.71	1.23	1.09	1.18

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

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 65% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
U.S. Government and federal agencies	$18,673	$14,501
State and municipal securities	12,831	14,283
Other securities	3,475	3,893

	$34,979	$32,677

Maturities

The amounts of debt securities in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and federal agencies		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield
	(Dollars in Thousands)
One year or less	$670	2.86%	$701	5.51%	$—	—%
After one through five years	16,979	3.36	7,578	5.41	3,151	6.54
After five through ten years	—	—	4,552	5.54	—	—
Greater than ten years	1,024	4.74	—	—	—	—

	$18,673	3.42%	$12,831	5.46%	$3,151	6.54%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial	$27,482	$21,454
Real estate-construction	1,372	3,214
Real estate-mortgage	103,817	62,808
Consumer	8,270	6,237
Other	—	360

	$140,941	$94,073

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
One year or less	$40,648
After one through five years	88,790
After five years	11,503

$140,941

Records were not available to present the above information by each type of loan listed above and could not be reconstructed without undue burden and cost.

The following table summarizes loans at December 31, 2004 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$36,826
Floating or adjustable interest rates	63,467

$100,293

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2004	2003
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$5,013	$2,890
Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	5	419
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest income appears doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2004 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$133,663
Interest income that was recorded on nonaccrual loans	$21,325

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

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Average balance of loans outstanding	$113,568	$79,500

Balance of allowance for loan losses at beginning of year	1,701	1,059

Charge-offs:
Installment	(159)	(160)
Commercial	(7)	(169)
Real estate	(28)	(104)

	(194)	(433)

Recoveries:
Installment	50	68
Commercial	8	18
Real estate	17	42

	75	128

Net charge-offs	(119)	(305)

Addition to allowance charged to operating expenses	604	947

Balance of allowance for loan losses	$2,186	$1,701

Ratio of net loan charge-offs to average loans	0.10%	0.38%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$25,460	—%	$23,502	—%
Interest-bearing demand and savings	34,780	1.99	25,292	2.03
Time deposits	80,682	3.03	58,732	3.19

Total	$140,922	2.72	$107,526	2.84

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2004 for the periods indicated.

(Dollars in Thousands)
Three months or less	$10,697
Over three through twelve months	13,213
Over twelve months	10,054

Total	$33,964

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2004	2003
Return on assets (1)	1.10%	.75%
Return on equity (2)	15.27	9.07
Dividend payout (3)	6.10	9.30
Equity to assets (4)	7.22	8.25

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by basic earnings per share.

(4)	Average equity divided by average total assets.

ITEM SEVEN.	FINANCIAL STATEMENTS.

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Earnings - December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income - December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2004 and 2003

Consolidated Statements of Cash Flows - December 31, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM EIGHT.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM EIGHT (A).	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our system evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

ITEM EIGHT (B).	OTHER INFORMATION

The Company has previously disclosed all information required to be disclosed on Form 8-K during the fourth quarter of 2004.

PART III

ITEM NINE.	DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT.

Code of Ethics.

Upon written request, the Capitol City Bank and Trust Company Code of Ethics Policy shall be furnished to shareholders with charge. Please direct your written request to Kevin Sharpe, Capitol City Bancshares, Inc., 562 Lee Street, S.W., Atlanta, Georgia 30311.

The remaining information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM TEN.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM ELEVEN.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM TWELVE.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM THIRTEEN.	EXHIBITS.

(a)	The following documents are filed a part of this report:

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(a)	Articles of Amendment to Articles of Incorporation of Capital City Bancshares, Inc. effective March 1, 2005.

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

11.1	Statement of Computation of Net Income Per Share.

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer.

99.1	Consolidated Financial Statements.

ITEM FOURTEEN.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2005.

Signature	Title

/s/ George G. Andrews George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue Dr. Gloria Campbell-D’Hue	Director

/s/ J. Al Cochran J. Al Cochran	Director

/s/ Leon Goodrum Leon Goodrum	Chairman

/s/ Agnes H. Harper Agnes H. Harper	Director

/s/ Charles W. Harrison Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes Robert A. Holmes	Director

/s/ Moses M. Jones Moses M. Jones	Director

/s/ Marian S. Jordan Marian S. Jordan	Director

/s/ Kaneta R. Lott Kaneta R. Lott	Director

/s/ Donald F. Marshall Donald F. Marshall	Director

/s/ George C. Miller, Jr. George C. Miller, Jr.	Director

/s/ Elvin Mitchell, Sr. Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat Roy W. Sweat	Director

/s/ William Thomas William Thomas	Director

/s/ Cordy T. Vivian Cordy T. Vivian	Director

/s/ Kevin Sharpe Kevin Sharpe	Vice President, Financial Reporting

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(a)	Articles of Amendment to Articles of Incorporation of Capitol City Bancshares, Inc. effective March 1, 2005

11.1	Statement of Computation of Net Earnings Per Share

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements