Form 10QSB
period 2005-03-31
CAPITOL CITY BANCSHARES INC
filed 2005-05-16
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2005: 2,128,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

Assets

Cash and due from banks	$4,635,409
Interest-bearing deposits at other financial institutions	98,187
Federal funds sold	5,005,000
Securities available for sale, at fair value	44,132,194
Restricted equity securities, at cost	378,400

Loans, net of unearned income	148,523,173
Less allowance for loan losses	2,156,888

Loans, net	146,366,285

Premises and equipment, net	6,582,673
Other assets	2,854,240

Total assets	$210,052,388

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,558,567
Interest-bearing	164,495,836

Total deposits	193,054,403
Note payable	657,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,025,603

Total liabilities	198,140,006

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,128,352 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	6,795,449
Accumulated other comprehensive loss	(203,947)

Total stockholders’ equity	11,912,382

Total liabilities and stockholders’ equity	$210,052,388

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$2,888,631	$1,911,216
Securities:
Taxable	260,342	161,294
Nontaxable	116,415	134,277
Federal funds sold	38,578	4,329

Total interest income	3,303,966	2,211,116

Interest expense:
Deposits	1,317,545	624,933
Other borrowings	60,429	48,667

Total interest expense	1,377,974	673,600

Net interest income	1,925,992	1,537,516
Provision for loan losses	54,000	—

Net interest income after provision for loan losses	1,871,992	1,537,516

Other income:
Service charges on deposit accounts	471,915	516,891
Other fees and commissions	10,968	708
Mortgage origination income	42,124	15,524
Other operating income	97,690	51,307

Total other income	622,697	584,430

Other expenses:
Salaries and employee benefits	776,175	670,512
Occupancy and equipment expenses, net	227,374	206,182
Other operating expenses	832,031	652,685

Total other expenses	1,835,580	1,529,379

Income before income taxes	659,109	592,567
Income tax expense	211,488	160,902

Net income	447,621	431,665

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(387,258)	176,149

Comprehensive income	$60,363	$607,814

Basic earnings per common share	$0.21	$0.20

Diluted earnings per common share	$0.20	$0.19

Cash dividends declared per share of common stock	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$447,621	$431,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,153	105,241
Provision for loan losses	54,000	—
Loss on sale of other real estate	43,123	—
Net other operating activities	(427,063)	170,068

Net cash provided by operating activities	239,834	706,974

INVESTING ACTIVITIES
Purchases of securities available for sale	(11,320,365)	(2,002,012)
Proceeds from maturities of securities available for sale	1,306,409	2,712,814
(Purchase) redemption of restricted equity securities	(103,900)	10,000
Net increase in interest-bearing deposits	(1,262)	(13,244)
Net increase in federal funds sold	(949,000)	(3,199,000)
Net increase in loans	(8,653,985)	(7,309,980)
Purchase of premises and equipment	(193,701)	(417,114)
Proceeds from sale of other real estate	48,377	—

Net cash used in investing activities	(19,867,427)	(10,218,536)

FINANCING ACTIVITIES
Net increase in deposits	19,442,259	13,892,658
Net decrease in securities sold under repurchase agreements	—	(3,209,000)
Payment of dividends	—	(106,418)

Net cash provided by financing activities	19,442,259	10,577,240

Net increase (decrease) in cash and due from banks	(185,334)	1,065,678

Cash and due from banks, beginning of period	4,820,743	3,556,349

Cash and due from banks, end of period	$4,635,409	$4,622,027

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income	$447,621	$431,665

Weighted average common shares outstanding	2,128,352	2,128,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	155,015	136,488

Total weighted average common shares and common stock equivalents outstanding	2,283,367	2,264,840

Diluted earnings per common share	$0.20	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. STOCK COMPENSATION PLAN

At March 31, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$447,621	$431,665
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$447,621	$431,665

Earnings per share:
Basic - as reported	$.21	$.20

Basic - pro forma	$.21	$.20

Diluted - as reported	$.20	$.19

Diluted - pro forma	$.20	$.19

As of March 31, 2005 and 2004, all outstanding options were fully vested and there were no options granted during the three month periods ended March 31, 2005 and 2004. Therefore, there was no pro forma effect on net income for the three months ended March 31, 2005 and 2004.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. CONTINGENCIES (Continued)

As of March 31, 2005, Capitol City Bancshares, Inc. is in litigation regarding a lawsuit that has been brought against the Company for matters relating to the conversion of a customer’s cashiers checks. This case is currently in discovery and management and its legal counsel are defending this case vigorously. The maximum exposure to liability relating to an adverse decision in this cash approximately is $89,000.

As of March 31, 2005, the Company is in litigation with another financial institution group (the “Plaintiff”) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed on the other party’s trademark.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2005 by $19.4 million from $190.7 million to $210.1 million, or 10.14% for the quarter. The growth was funded by increases in total deposits, which increased by $19.4 million, or 11.20%. The increase in total assets for the quarter ended March 31, 2005 consisted primarily of an increase of $8.6 million in total loans, an increase of $9.4 million in securities available for sale, an increase of $949,000 in federal funds sold. The loan to deposit ratio at March 31, 2005 was 77% compared to 81% at December 31, 2004.

Stockholders’ equity increased by $60,000 for the quarter ended March 31, 2005. This net increase consisted of net income of $448,000 and a net increase in accumulated other comprehensive losses of $388,000.

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

At March 31, 2005, the Bank’s liquidity ratio of 28.12% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2005, the Company’s and Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2005 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.66%	7.79%	4.00%
Risk-Based Capital Ratios
Core Capital	9.46%	9.61%	4.00%
Total Capital	10.71%	10.86%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2005 are as follows:

March 31, 2005
Commitments to extend credit	$16,922,000
Financial standby letters of credit	1,982,000

$18,904,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Net Interest Income. Net interest income increased by $388,000 or by 25.27% for the quarter ended March 31, 2005 compared to the same period in 2004. The increase in net interest income for the quarter ended March 31, 2005 is primarily attributable to the increase in interest earning assets of $60.0 million as compared to March 31, 2004 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Total loans increased during this period by $47.7 million, or 47.35%, and provide greater yields to the Company than any of the other interest earning assets. During this same period, total deposits increased by $60.5 million, or 45.69%, which included an increase of $59.0 million in interest-bearing deposits and an increase of $1.5 million in non-interest bearing deposits.

The net interest margin decreased to 4.18% at March 31, 2005 from 5.03% for the three months ended March 31, 2004. The yield on interest-earning assets decreased to 7.18%, or 5 basis points, from March 31, 2004 to March 31, 2005. The rate paid on interest-bearing liabilities increased to 3.45% or 87 basis points for the same period. The increase in the rate paid on interest-bearing liabilities is due to the increase of $33.5 million in brokered certificates of deposit from March 31, 2004 to March 31, 2005. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. However, these deposits are used to fund out increasing loan demand.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $54,000 was made during the three month period ending March 31, 2005. No provision was made during the three month period ending March 31, 2004. The allowance for loan loss as a percentage of total loans was 1.45%, 1.56% and 1.68% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Total nonaccrual loans increased by $1.3 million, net charge-offs increased by $79,000, and loans past due ninety days or more and still accruing remained the same as compared to the same period in 2004. At December 31, 2004, nonaccrual loans and past due loans ninety days or more and still accruing were $5.0 million and $5,000, respectively. Any anticipated losses related to the majority of these problem loans were identified at December 31, 2004 and there were no significant changes in our evaluation at March 31, 2005. Management believes the allowance for loan loss at March 31, 2005 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2005 and 2004, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Total nonaccruing loans	$5,040	$3,720
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	40	40
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$140,790	$93,010

Balance of allowance for loan losses at beginning of period	$2,186	$1,701

Loans charged off
Commercial	(46)	—
Real estate	—	—
Installment	(58)	(23)

	(104)	(23)

Loans recovered
Commercial	6	—
Real estate	1	7
Installment	14	12

	21	19

Net charge-offs	(83)	(4)

Additions to allowance charged to operating expense during period	54	—

Balance of allowance for loan losses at end of period	2,157	1,697

Ratio of net loans charged-off during the period to average loans outstanding	.06%	—%

Other Income. Other income increased by $38,000, or 6.55% for the quarter ended March 31, 2005 compared to the same period in 2004. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges, and NSF charges account for 69% of the service charges on deposit accounts for the three months ended March 31, 2005. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $306,000, or 20.02% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase consists of increases of $106,000 in salaries and employee benefits, $21,000 in occupancy and equipment expenses, and $179,000 in other operating expenses. The increase in salaries and employee benefits represents normal increases in salaries and benefits. At March 31, 2005, the number of full-time equivalent employees was 65 compared to 64 at March 31, 2004. The increase in other operating expenses is not directly attributable to any one item, but represents increases in general expenses related to the continued growth of the Bank.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three months ended March 31, 2005 was $7,000, as compared to a loss of $18,000 for the three months ended March 31, 2004.

Income Taxes. Income tax expense increased by $51,000 for the three months ended March 31, 2005 as compared to 2004. The effective tax rate for 2005 and 2004 was 32% and 27%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $16,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The minimal increase in net income compared to the increase in net interest income for the three months ended March 31, 2005 as compared to the same period in 2004 is due to increases in the provision for loan losses and other expenses which totaled $360,000.

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

CAPITOL CITY BANCSHARES, INC.

Date: May 16, 2005	/s/ George G. Andrews
George G. Andrews
President and Director

Date: May 16, 2005	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial and Accounting Officer