Form 10QSB
period 2005-06-30
CAPITOL CITY BANCSHARES INC
filed 2005-08-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2005: 2,128,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2005

(Unaudited)

Assets
Cash and due from banks	$4,694,254
Interest-bearing deposits at other financial institutions	101,775
Federal funds sold	1,223,000
Securities available for sale, at fair value	42,994,078

Restricted equity securities, at cost	378,400
Loans, net of unearned income	156,899,393
Less allowance for loan losses	2,109,127

Loans, net	154,790,266

Premises and equipment, net	6,533,061
Other assets	2,982,030

Total assets	$213,696,864

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$28,999,330
Interest-bearing	163,415,778

Total deposits	192,415,108
Note payable	707,000
Securities sold under repurchase agreements	3,500,000
Other liabilities	1,212,194
Company guaranteed trust preferred securities	3,403,000

Total liabilities	201,237,302

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,128,352 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	7,180,300
Accumulated other comprehensive loss	(41,618)

Total stockholders’ equity	12,459,562

Total liabilities and stockholders’ equity	$213,696,864

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$3,256,935	$2,113,663	$6,145,566	$4,024,879
Securities:
Taxable	309,383	157,082	569,725	319,547
Nontaxable	113,614	138,199	230,029	272,476
Federal funds sold	14,444	5,282	53,022	9,611

Total interest income	3,694,376	2,414,226	6,998,342	4,626,513

Interest expense:
Deposits	1,430,828	691,784	2,748,373	1,316,717
Other borrowings	69,681	43,401	130,110	93,239

Total interest expense	1,500,509	735,185	2,878,483	1,409,956

Net interest income	2,193,867	1,679,041	4,119,859	3,216,557
Provision for loan losses	44,000	—	98,000	—

Net interest income after provision for loan losses	2,149,867	1,679,041	4,021,859	3,216,557

Other income:
Service charges on deposit accounts	507,791	563,555	979,706	1,080,446
Other fees and commissions	15,066	10,878	26,034	11,586
Mortgage origination income	49,571	22,473	91,695	37,997
Other operating income	84,885	54,668	182,575	105,975

Total other income	657,313	651,574	1,280,010	1,236,004

Other expenses:
Salaries and employee benefits	812,528	686,256	1,588,703	1,356,768
Occupancy and equipment expenses, net	230,090	181,698	457,464	387,880
Other operating expenses	1,053,642	683,139	1,885,673	1,335,824

Total other expenses	2,096,260	1,551,093	3,931,840	3,080,472

Income before income taxes	710,920	779,522	1,370,029	1,372,089
Income tax expense	198,368	235,699	409,856	396,601

Net income	512,552	543,823	960,173	975,488

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	162,329	(584,821)	(224,929)	(408,672)

Comprehensive income (loss)	$674,881	$(40,998)	$735,244	$566,816

Basic earnings per common share	$0.24	$0.26	$0.45	$0.46

Diluted earnings per common share	$0.22	$0.24	$0.42	$0.43

Cash dividends declared per share of common stock	$0.06	$—	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$960,173	$975,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,772	210,427
Provision for loan losses	98,000	—
Loss on sale of other real estate	37,453	—
Net other operating activities	(580,466)	2,318

Net cash provided by operating activities	761,932	1,188,233

INVESTING ACTIVITIES
Purchases of securities available for sale	(11,320,365)	(3,477,266)
Proceeds from maturities of securities available for sale	2,690,478	4,741,891
Net increase in interest-bearing deposits	(4,850)	(12,329)
Net (increase) decrease in federal funds sold	2,833,000	(2,214,000)
(Purchase) redemption of restricted equity securities	(103,900)	10,000
Net increase in loans	(17,115,417)	(20,563,166)
Proceeds from sale of other real estate	48,377	107,008
Purchase of premises and equipment	(268,708)	(581,624)

Net cash used in investing activities	(23,241,385)	(21,989,486)

FINANCING ACTIVITIES
Net increase in deposits	18,802,964	20,822,851
Net increase in securities sold under repurchase agreements	3,500,000	791,000
Proceeds from note payable	50,000	236,500
Payment of dividends	—	(106,418)

Net cash provided by financing activities	22,352,964	21,743,933

Net increase (decrease) in cash and due from banks	(126,489)	942,680

Cash and due from banks, beginning of period	4,820,743	3,556,349

Cash and due from banks, end of period	$4,694,254	$4,499,029

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$512,552	$543,823	$960,173	$975,488

Weighted average common shares outstanding	2,128,352	2,128,352	2,128,352	2,128,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	158,547	143,468	158,209	143,656

Total weighted average common shares and common stock equivalents outstanding	2,286,899	2,271,820	2,286,561	2,272,008

Diluted earnings per common share	$0.22	$0.24	$0.42	$0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	STOCK COMPENSATION PLAN

At June 30, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$512,552	$543,823
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$512,552	$543,823

Earnings per share:
Basic - as reported	$0.24	$0.26

Basic - pro forma	$0.24	$0.26

Diluted - as reported	$0.22	$0.24

Diluted - pro forma	$0.22	$0.24

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$960,173	$975,488
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$960,173	$975,488

Earnings per share:
Basic - as reported	$0.45	$0.46

Basic - pro forma	$0.45	$0.46

Diluted - as reported	$0.42	$0.43

Diluted - pro forma	$0.42	$0.43

As of June 30, 2005 and 2004, all outstanding options were fully vested and there were no options granted during the six month periods ended June 30, 2005 and 2004. Therefore, there was no pro forma effect on net income for the three and six months ended June 30, 2005 and 2004.

NOTE 4.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material affect on the Company’s consolidated financial statements, except as discussed below.

As of June 30, 2005, Capitol City Bancshares, Inc. is in litigation regarding a lawsuit that has been brought against the Company for matters relating to the conversion of a customer’s cashiers checks. This case is currently in discovery and management and its legal counsel is defending this case vigorously. The maximum exposure to liability relating to an adverse decision in this case is approximately $89,000.

As of June 30, 2005, the Company is in litigation with another financial institution group (the “Plaintiff”) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed on the other party’s trademark.

As of June 30, 2005 there is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from DPHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advise negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB.

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

FINANCIAL CONDITION

Total assets increased $23.0 million from $190.7 million to $213.7 million, or 12.05% for the six months ended June 30, 2005. The growth was funded primarily by an increase in total deposits which increased by $18.8 million, or 10.83% and an increase in securities sold under repurchase agreements of $3.5 million. The increase in total assets for the six months ended June 30, 2005 consisted primarily of an increase in total loans of $16.7 million, an increase in securities available for sale of $8.3 million, offset by a decrease in federal funds sold of $2.8 million. The loan to deposit ratio at June 30, 2005 was 82% compared to 81% at December 31, 2004.

Stockholders’ equity increased by $608,000 for the six months ended June 30, 2005. This net increase consisted of net income of $960,000, dividends declared of $127,000, and a net decrease in accumulated other comprehensive income of $225,000.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of our subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets, deposit growth, and proceeds from borrowings are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At June 30, 2005, the Bank’s liquidity ratio of 19.03% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2005, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at June 30, 2005 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.51%	7.69%	4.00%
Risk-Based Capital Ratios
Core Capital	9.14%	9.36%	4.00%
Total Capital	10.36%	10.57%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2005 and December 31, 2004 are as follows;

	June 30, 2005	December 31, 2004
Commitments to extend credit	$20,864,000	$15,004,000
Financial standby letters of credit	2,201,000	1,982,000

	$23,065,000	$16,986,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

Net Interest Income. Net interest income increased by $515,000 and $903,000 for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The increase in net interest income for both periods ended June 30, 2005 is attributable to an increase in earning assets of $52.5 million as compared to June 30, 2004 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Loans increased during this period by $45.1 million, which provide greater yields to the Company. During this same period, total deposits increased by $53.0 million, which included an increase of $49.4 million in interest-bearing deposits and an increase of $3.6 million in non-interest bearing deposits.

The net interest margin decreased to 4.41% at June 30, 2005 as compared to 4.93% at June 30, 2004. The yield on interest-earning assets increased to 7.49%, or 41 basis points, from June 30, 2004 to June 30, 2005. The rate paid on interest-bearing liabilities increased to 3.50%, or 91 basis points, for the same period. The increase in yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 225 basis point increase in Prime Rate since June 30, 2004. The increase in the rate paid on interest-bearing liabilities is due to the increase of $37.1 million in brokered certificates of deposit. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding our increasing loan demands.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $98,000 was made during the six month period ending June 30, 2005. No provision was made during the six month period ending June 30, 2004. The allowance for loan loss as a percentage of total loans was 1.34% and 1.56% at June 30, 2005 and December 31, 2004, respectively. Total nonaccrual loans as of June 30, 2005 increased by $2.4 million, net charge-offs increased by $128,000, and loans past due ninety days or more and still accruing increased by $508,000 as compared to the same period in 2004. At December 31, 2004, nonaccrual loans and past due loans ninety days or more and still accruing were $5.0 million and $5,000, respectively, and net charge-offs for the year ended December 31, 2004 were $119,000. Any anticipated significant losses related to the non-performing loans were identified at December 31, 2004 and there have been no significant changes in our evaluation at June 30, 2005. Management believes the allowance for loan loss at June 30, 2005 is adequate to absorb any foreseeable losses in the loan portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

At June 30, 2005 and 2004, nonaccrual, past due, and restructured loans were as follows:

	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Total nonaccruing loans	$4,807	$2,398
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	514	6
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$145,463	$97,832

Balance of allowance for loan losses at beginning of period	$2,186	$1,701

Loans charged off
Commercial	(46)	—
Real estate	(160)	(12)
Installment	(125)	(74)

	(331)	(86)

Loans recovered
Commercial	76	2
Real estate	38	15
Installment	42	22

	156	39

Net charge-offs	(175)	(47)

Additions to allowance charged to operating expense during period	98	—

Balance of allowance for loan losses at end of period	$2,109	$1,654

Ratio of net loans charged-off during the period to average loans outstanding	.12%	.05%

Other Income. Other income increased by $6,000 and $44,000 for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges which account for 70% and 64% of the service charges on deposit accounts for the three and six months ended June 30, 2005, respectively. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Other operating income increased by $30,000 and $77,000 for the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively. The increase was primarily attributable to net recoveries of miscellaneous losses from prior years of $78,000.

Other Expenses. Other expenses increased by $545,000 and $851,000 for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases consists of increases of $232,000 and $126,000 in salaries and employee benefits, $70,000 and $48,000 in occupancy and equipment expenses, and $550,000 and $371,000 in other operating expenses for the six and three month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees from 64 to 75 at June 30, 2005. The increase in occupancy and equipment expenses is not directly attributable to any one item, but represents growth in the Company’s branch infrastructure. The increase in other operating expenses for the six months ended June 30, 2005 included increases in legal fees of $150,000; business licenses and fees of $45,000; other losses of $65,000; losses on sales of other real estate of $36,000; and holding company general expenses of $65,000. The remaining increase in other operating expenses reflects normal increases in operating expenses along with the increased expenses associated with operating multiple branches throughout the State of Georgia.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three and six months ended June 30, 2005 was $3,000 and $10,000, respectively, as compared to a loss of $33,000 and $15,000 for the three and six months ended June 30, 2004, respectively.

Income Taxes. Income tax expense decreased by $37,000 for the three months ended June 30, 2005 as compared to 2004 and increased $13,000 for the six months ended June 30, 2005 as compared to 2004. The effective tax rate for the six month periods in 2005 and 2004 was 30% and 29%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $31,000 and $15,000 for the three and six months ended June 30, 2005, respectively, as compared to the same period in 2004. The decrease is due to the increases in the provision for loan losses and other expenses which totaled $589,000 and $949,000 for the three and six months ended June 30, 2005, respectively, which exceeded the increases in net interest income for the same periods.

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

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 28, 2005. A total of 1,436,564 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal 1: To elect the sixteen nominees to serve as directors for the following year.

Directors	For	Against	Abstain
George D. Andrews	1,436,564	0	0
Dr. Gloria Campbell D’Hue	1,436,564	0	0
J. Al Cochran	1,436,564	0	0
Leon Goodrum	1,436,564	0	0
Agnes H. Harper	1,436,564	0	0
Charles W. Harrison	1,436,564	0	0
Robert A. Holmes	1,436,564	0	0
Moses M. Jones	1,436,564	0	0
Marian S. Jordan	1,436,564	0	0
Kaneta R. Lott	1,436,564	0	0
Donald F. Marshall	1,436,564	0	0
George C. Miller, Jr.	1,436,564	0	0
Elvin Mitchell, Sr.	1,436,564	0	0
Roy W. Sweat	1,436,564	0	0
William Thomas	1,436,564	0	0
Cordy T. Vivian	1,436,564	0	0

Item 6.	Exhibits.

(a) Exhibits.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 15, 2005	/s/ George G. Andrews
George G. Andrews
President and Director (Principal Executive Officer)

Date: August 15, 2005	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial Officer