Form 10QSB
period 2005-09-30
CAPITOL CITY BANCSHARES INC
filed 2005-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2005: 2,128,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2005

(Unaudited)

Assets
Cash and due from banks	$5,456,291
Interest-bearing deposits at other financial institutions	106,840
Federal funds sold	1,976,000
Securities available for sale, at fair value	50,485,123
Restricted equity securities, at cost	378,400

Loans, net of unearned income	160,139,562
Less allowance for loan losses	2,210,008

Loans, net	157,929,554

Premises and equipment, net	6,590,063
Other real estate	3,009,552
Other assets	2,651,717

Total assets	$228,583,540

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$29,384,071
Interest-bearing	176,465,460

Total deposits	205,849,531
Note payable	707,000
Securities sold under repurchase agreements	4,000,000
Other liabilities	1,361,955
Company guaranteed trust preferred securities	3,403,000

Total liabilities	215,321,486

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,128,352 shares issued and outstanding	3,192,528
Surplus	2,128,352
Retained earnings	8,094,146
Accumulated other comprehensive loss	(152,972)

Total stockholders’ equity	13,262,054

Total liabilities and stockholders’ equity	$228,583,540

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$3,773,058	$2,496,153	$9,918,624	$6,521,032
Securities:
Taxable	328,273	161,401	897,998	480,948
Nontaxable	112,817	124,454	342,846	396,930
Federal funds sold	32,032	7,495	85,054	17,106

Total interest income	4,246,180	2,789,503	11,244,522	7,416,016

Interest expense:
Deposits	1,613,754	813,707	4,362,127	2,130,424
Other borrowings	73,669	60,479	203,779	153,718

Total interest expense	1,687,423	874,186	4,565,906	2,284,142

Net interest income	2,558,757	1,915,317	6,678,616	5,131,874
Provision for loan losses	124,000	126,000	222,000	126,000

Net interest income after provision for loan losses	2,434,757	1,789,317	6,456,616	5,005,874

Other income:
Service charges on deposit accounts	587,910	569,074	1,567,616	1,649,520
Other fees and commissions	17,142	6,935	43,176	18,521
Mortgage origination income	62,153	18,822	153,848	56,819
Other operating income	44,190	56,661	226,765	162,636

Total other income	711,395	651,492	1,991,405	1,887,496

Other expenses:
Salaries and employee benefits	840,317	686,903	2,429,020	2,043,671
Occupancy and equipment expenses, net	256,551	191,359	714,015	579,239
Other operating expenses	686,015	628,894	2,571,688	1,964,718

Total other expenses	1,782,883	1,507,156	5,714,723	4,587,628

Income before income taxes	1,363,269	933,653	2,733,298	2,305,742

Income tax expense	449,423	293,681	859,279	690,282

Net income	$913,846	$639,972	$1,874,019	$1,615,460

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(111,354)	279,090	(336,283)	(129,582)

Comprehensive income	$802,492	$919,062	$1,537,736	$1,485,878

Basic earnings per common share	$0.43	$0.30	$0.88	$0.76

Diluted earnings per common share	$0.40	$0.28	$0.82	$0.71

Cash dividends declared per share of common stock	$—	$—	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,874,019	$1,615,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,971	317,911
Provision for loan losses	222,000	126,000
Loss on sale of other real estate	48,848	—
Net other operating activities	(120,563)	(78,303)

Net cash provided by operating activities	2,405,275	1,981,068

INVESTING ACTIVITIES
Purchases of securities available for sale	(20,345,045)	(4,227,500)
Proceeds from maturities of securities available for sale	4,055,395	6,506,080
Net increase in interest-bearing deposits	(9,915)	(13,460)
Net (increase) decrease in federal funds sold	2,080,000	(160,000)
(Purchase) redemption of restricted equity securities	(103,900)	10,000
Net increase in loans	(23,338,021)	(32,066,851)
Proceeds from sale of other real estate	191,982	345,776
Purchase of premises and equipment	(459,909)	(1,150,001)

Net cash used in investing activities	(37,929,413)	(30,755,956)

FINANCING ACTIVITIES
Net increase in deposits	32,237,387	32,774,831
Net increase (decrease) in securities sold under repurchase agreements	4,000,000	(3,209,000)
Proceeds from note payable	50,000	286,500
Payment of dividends	(127,701)	(106,418)

Net cash provided by financing activities	36,159,686	29,745,913

Net increase in cash and due from banks	635,548	971,025

Cash and due from banks, beginning of period	4,820,743	3,556,349

Cash and due from banks, end of period	$5,456,291	$4,527,374

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$913,846	$639,972	$1,874,019	$1,615,460

Weighted average common shares outstanding	2,128,352	2,128,352	2,128,352	2,128,352

Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	165,265	143,180	161,729	136,468

Total weighted average common shares and common stock equivalents outstanding	2,293,617	2,271,532	2,290,081	2,264,820

Diluted earnings per common share	$.40	$.28	$.82	$.71

NOTE 3.	STOCK COMPENSATION PLAN

At September 30, 2005, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$913,846	$639,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$913,846	$639,972

Earnings per share:
Basic - as reported	$.43	$.30

Basic - pro forma	$.43	$.30

Diluted - as reported	$.40	$.28

Diluted - pro forma	$.40	$.28

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$1,874,019	$1,615,460
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$1,874,019	$1,615,460

Earnings per share:
Basic - as reported	$.88	$.76

Basic - pro forma	$.88	$.76

Diluted - as reported	$.82	$.71

Diluted - pro forma	$.82	$.71

As of September 30, 2005 and 2004, all outstanding options were fully vested and there were no options granted during the nine month periods ended September 30, 2005 and 2004. Therefore, there was no pro forma effect on net income for the three and nine month periods ended September 30, 2005 and 2004.

NOTE 4.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material affect on the Company’s consolidated financial statements, except as discussed below.

As of September 30, 2005, the Company is in litigation with another financial institution group (the “Plaintiff”) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed on the other party’s trademark.

As of September 30, 2005 there is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from PDHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advice negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and management’s discussion and analysis of the financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-KSB.

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

Allowance for loan losses. We believe the allowance for loan losses is a critical accounting policy that requires the most significant decisions and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

FINANCIAL CONDITION

Total assets increased $37.9 million from $190.7 million to $228.6 million, or 20% for the nine months ended September 30, 2005. The growth was funded primarily by an increase in total deposits which increased by $32.2 million, or 19% and an increase in securities sold under repurchase agreements of $4.0 million. The increase in total assets for the nine months ended September 30, 2005 consisted primarily of an increase in total loans of $20.0 million, an increase in securities available for sale of $15.8 million, offset by a decrease in federal funds sold of $2.1 million. The loan to deposit ratio at September 30, 2005 was 78% compared to 81% at December 31, 2004.

Stockholders’ equity increased by $1.4 million for the nine months ended September 30, 2005. This net increase consisted of net income of $1.9 million, dividends declared of $127,000, and a net decrease in accumulated other comprehensive loss of $336,000.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of our subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets, deposit growth, and proceeds from other borrowings are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At September 30, 2005, the Bank’s liquidity ratio of 23.55% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2005, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at September 30, 2005 are as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement
Leverage Capital Ratio	7.64%	7.78%	4.00%
Risk-Based Capital Ratios
Core Capital	9.34%	9.52%	4.00%
Total Capital	10.57%	10.75%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and all contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Commitments to extend credit	$17,243,000	$15,004,000
Financial standby letters of credit	1,763,000	1,982,000
Other standby letters of credit	546,000	—

	$19,552,000	$16,986,000

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2005 and 2004

Net Interest Income. Net interest income increased by $643,000 and $1.5 million for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in net interest income for both periods ended September 30, 2005 is attributable to an increase in earning assets of $56.5 million as compared to September 30, 2004. Loans increased during this period by $35.2 million, which provide greater yields to the Company. During this same period, total deposits increased by $54.5 million, which included an increase of $51.5 million in interest-bearing deposits and an increase of $3.0 million in non-interest bearing deposits.

The net interest margin decreased to 4.57% at September 30, 2005 as compared to 5.11% at September 30, 2004. The yield on interest-earning assets increased to 7.70%, or 31 basis points, from September 30, 2004 to September 30, 2005. The rate paid on interest-bearing liabilities increased to 3.61%, or 95 basis points, for the same period. The increase in yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 200 basis point increase in Prime Rate since September 30, 2004. The increase in the rate paid on interest-bearing liabilities is due to the increase of $34.4 million in brokered certificates of deposit as compared to September 30, 2004. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand.

Provision for Loan Losses The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $222,000 and $124,000 was made during the nine and three month periods ending September 30, 2005, respectively. The allowance for loan loss as a percentage of total loans was 1.38% and 1.56% at September 30, 2005 and December 31, 2004, respectively. Total nonaccrual loans as of September 30, 2005 increased by $111,000 and net charge-offs increased by $116,000, while loans past due ninety days or more and still accruing decreased by $145,000 as compared to the same period in 2004. At December 31, 2004, nonaccrual loans and past due loans ninety days or more and still accruing were $5.0 million and $5,000, respectively, and net charge-offs for the year ended December 31, 2004 were $119,000. Any anticipated significant losses related to the non-performing loans were identified at December 31, 2004 and there have been no significant changes in our evaluation at September 30, 2005. In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset. At September 30, 2005, the balance in other real estate was $3.0 million compared to $131,000 at December 31, 2004. This increase consists of two pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to other real estate. Management believes the allowance for loan loss at September 30, 2005 is adequate to absorb any foreseeable losses in the loan portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

At September 30, 2005 and 2004, nonaccrual, past due, and restructured loans were as follows:

	September 30,	September 30,
	2005	2004
	(Dollars in thousands)
Total nonaccruing loans	$3,173	$3,062
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	351	496
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months Ended September 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$148,261	$104,454

Balance of allowance for loan losses at beginning of period	$2,186	$1,701

Loans charged off
Commercial	(56)	—
Real estate	(160)	(20)
Installment	(162)	(123)

	(378)	(143)

Loans recovered
Commercial	77	5
Real estate	54	15
Installment	49	41

	180	61

Net charge-offs	(198)	(82)

Additions to allowance charged to operating expense during period	222	126

Balance of allowance for loan losses at end of period	$2,210	$1,745

Ratio of net loans charged-off during the period to average loans outstanding	.13%	.08%

Other Income. Other income increased by $60,000 and $104,000 for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges which account for 71% and 73% of the service charges on deposit accounts for the three and nine months ended September 30, 2005, respectively. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Other operating income decreased by $12,000 for the three months ended September 30, 2005 and increased by $64,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase for the nine month period was primarily attributable to net recoveries of miscellaneous losses from prior years of $65,000.

Other Expenses. Other expenses increased by $276,000 and $1.1 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase consists of increases of $153,000 and $385,000 in salaries and employee benefits, $65,000 and $135,000 in occupancy and equipment expenses, and $57,000 and $607,000 in other operating expenses for the three and nine month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees from 65 at September 30, 2004 to 76 at September 30, 2005. The increase in occupancy and equipment expenses is not directly attributable to any one item, but represents growth in the Company’s branch infrastructure. The increase in other operating expenses for the nine months ended September 30, 2005 included increases in legal fees of $147,000; business licenses and fees of $32,000; computer expenses of $63,000; other losses of $190,000; losses on sales of other real estate of $49,000; and holding company general expenses of $65,000. The remaining increase in other operating expenses reflects normal increases in operating expenses along with the increased expenses associated with operating multiple branches throughout the State of Georgia.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net income for the three months ended September 30, 2005 was $1,000 and the net loss for the nine months ended September 30, 2005 was $9,000, as compared to a net loss of $23,000 and $56,000 for the three and nine months ended September 30, 2004, respectively.

Income Taxes. Income tax expense increased by $156,000 and $169,000 for the three and nine months ended September 30, 2005 as compared to 2004. The effective tax rate for the nine month periods in 2005 and 2004 was 31% and 30%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $274,000 and $259,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same period in 2004. The increase is primarily due to the increases in net interest income as discussed earlier.

ITEM 3. CONTROLS AND PROCEDURES

Within ninety days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II - Other Information

Item 6. Exhibits.

(a)	Exhibits.

	31.1	Section 302 Certification of Principal Executive Officer

	31.2	Section 302 Certification of Principal Financial and Accounting Officer

	32.1	Section 906 Certification of Principal Executive Officer

	32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2005	/s/ George G. Andrews
George G. Andrews
President and Director
(Principal Executive Officer)

Date: November 14, 2005	/s/ Kevin M. Sharpe
Kevin M. Sharpe
Vice President and Principal Financial and
Accounting Officer