Form 10KSB
period 2005-12-31
CAPITOL CITY BANCSHARES INC
filed 2006-03-31
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant’s gross revenues for its most recent fiscal year ended December 31, 2005 were $18,442,100.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 15, 2006, was $20,421,320. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price of $10.00, as of March 15, 2006. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 31, 2006, was 2,188,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CAPITOL CITY BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

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

The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U. S. government and municipal securities.

The data processing work of the Bank is processed with Fidelity Integrated Financial Solutions. The Bank issues credit cards through its affiliation with The Bankers Bank. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

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

As of December 31, 2005, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Wachovia National Bank of Georgia, The Bankers Bank and The Federal Home Loan Bank of Atlanta. The correspondent bank provides certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The principal role of the Company is to supervise and coordinate the activities of its subsidiaries.

Capitol City Bank and Trust Company

The Bank’s main office is located at 562 Lee Street, S.W., Atlanta, Georgia 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot. Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot. The Bank also maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 450 square feet , and is open seven days a week. The Bank, in November 1998, opened an additional branch facility at 5674 Memorial Drive, Stone Mountain, Georgia. The two-story facility was purchased for $711,679 and has approximately 4,706 square feet of space. On July 16,

2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. The branch operates six days a week and is a full-service facility. In January of 2004, the Bank opened an office at 339 Martin Luther King, Jr. Blvd., Savannah, Georgia. The office operates six days a week and is a full-service facility. The Bank opened its seventh office in 2005 at 1268 Broad Street, Augusta, Georgia. This office is also open six days a week and is a full-service facility.

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

Capitol City Home Loans, Inc.

The mortgage company has an office in the Stone Mountain area and provides mortgage loan origination services in the same primary market areas as the Bank. The mortgage company was incorporated in 2002 and currently originates mortgage loans and brokers the loans to independent investors.

Employees

As of December 31, 2005, the Company had 73 full-time employees and 17 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

Supervision and Regulation

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

Regulation of the Company

The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively.

Reporting and Examination

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

Acquisitions

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

Source of Strength to Subsidiary Banks

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

Capital Requirements

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

As of December 31, 2005, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 8.85% and 10.27%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 14 to the Notes to Consolidated Financial Statements.

The Riegle-Neal Interstate Banking and Branching Efficiency Act

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

The Gramm-Leach-Bliley Act of 1999

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This new law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase.

The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system’s modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

•	financial in nature;

•	incidental to an activity that is financial in nature; or

•	complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

•	lending, exchanging, transferring or investing for others;

•	safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

•	providing financial, investment or economic advice;

•	issuing or selling interests in pools of assets that a bank could hold directly;

•	underwriting, dealing in or making markets in securities; and

•	engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

Regulation of the Bank

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

Expansion through Branching, Merger or Consolidation

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

Capital Requirements

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

FDIC Insurance Assessments

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii)

adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2005, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2005.

Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and it also authorized the FDIC to revise is risk-based deposit insurance assessment program.

Community Reinvestment Act

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

Proposed Legislation

Legislation is regularly considered and adopted by both the United States Congress and the Georgia General Assembly. Such legislation could result in regulatory changes and changes in competitive relationships for banks and bank holding companies. The effect of such legislation on the business of the Company and the Bank cannot be predicted.

Commercial Real Estate Lending and Concentrations

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentration in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Company believes that the Guidance will be applicable to it because of the nature of the bank’s commercial real estate lending. For a summary of the Company’s loan concentrations, see Note 3 and Note 13 to the consolidated financial statements attached hereto. The Company plans to fully comply with all requirements of the Guidance when implemented.

Monetary Policy

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

Competition

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

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation, except as described below, in which the outcome will have a material effect on the consolidated financial statements.

1. The Company is in litigation with another financial institution group (Plaintiff) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed the other party’s trademarks.

2. There is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from PDHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advice negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether and has asserted claims against eleven persons who benefited from the set-off and the alleged fraudulent transfers; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above. The Company has accrued $200,000 in the event of an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2005
First Quarter	$6.00	$6.00
Second Quarter	$6.00	$6.00
Third Quarter	$6.00	$6.00
Fourth Quarter	$10.00	$6.00
2004
First Quarter	$4.50	$3.75
Second Quarter	$4.50	$3.75
Third Quarter	$4.50	$3.75
Fourth Quarter	$4.50	$3.75

*	Adjusted for a 4 for 1 stock split effective March 1, 2005.

As of December 31, 2005, the Company had approximately 1,138 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2005 of $0.06 per share.

On February 8, 2005, the Board of Directors of Capitol City Bancshares, Inc. (the “Company”) approved a four-for-one stock split of its common shares. The split entitled each shareholder of record at the close of business on March 1, 2005, to receive four shares for every one share of stock of the Company owned by the shareholder. The stock split was implemented and the stock was distributed in the form of a stock dividend.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The purpose of this discussion is to focus on information about our financial condition and results of operations which are not otherwise apparent from the consolidated financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future years.

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

Summary

In 2005, we continued to expand into other markets as our Albany and Savannah, Georgia branches continued to grow in loans and deposits and we opened a branch in Augusta, Georgia.

During 2005, we continued to experience strong growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2005, we reported total assets of $241.1 million, an increase of 26.4% over 2004. Total interest-earning assets and total deposits increased by $47.8 million, or 26.68%, and $44.3 million, or 25.5%, respectively, as of December 31, 2005. Total loans increased by $32.3 million, or 23.1%, as compared to the same period in 2004. Net income for the year ended December 31, 2005 increased by $389,000 as compared to the year ended December 31, 2004.

Critical Accounting Policies

We have established policies to govern the application of accounting principles in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies involve assumptions and decisions by management which may have a material impact on the carrying value of certain assets and liabilities, and the results of operations. We consider these accounting policies to be our critical accounting policies. The assumptions and decisions used by management are based on current historical data as well as other factors which are believed to be reasonable considering the circumstances.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant decisions and estimates used in the preparation of our consolidated financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A substantial portion of our loan portfolio is secured by commercial real estate and residential real estate, with a concentration in church loans. The majority of those loans are secured by real estate in our primary market areas. The ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes to market conditions in our primary market areas.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of federal funds sold, securities available for sale, Federal Home Loan Bank advances, monthly amortizing loans, and the repayment of maturing single payment loans. We also maintain relationships with correspondent banks which can provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2005, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2005, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2005, our total equity increased by $1.6 million. This increase consists of net income of $2.1 million, exercise of stock options and the related tax benefit of $213,000; offset by a decrease in accumulated other comprehensive income, net of tax, of $630,000 and dividends paid of $128,000. At December 31, 2005, our total stockholders’ equity amounted to approximately $13.4 million.

The primary source of funds available to the holding company is the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, approximately $1.2 million can be paid by the Bank to the holding company without regulatory approval. The payment of dividends is decided by the Board of Directors based on factors available to them at the time of declaration.

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2005, the Company’s and Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2005 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	7.33%	7.36%	4.00%
Risk-based capital ratios:
Tier 1 capital	8.82%	8.85%	4.00%
Total capital	10.24%	10.27%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2005 and 2004 were $17.2 million and $17.0 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following tables present the Company’s contractual obligations and commitments as of December 31, 2005.

	Payments Due After December 31, 2005
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$707	$71	$141	$141	$354
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$4,110	$71	$141	$141	$3,757

We did not have any material commitments for capital expenditures at December 31, 2005.

	Amount of Commitments per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Other Contractual Commitments
Commitments to extend credit	$14,759	$11,334	$1,473	$687	$1,265
Customer letters of credit	2,409	994	—	1,415	—

Total commitments	$17,168	$12,328	$1,473	$2,102	$1,265

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

BALANCE SHEETS

Total assets increased approximately $50.4 million or 26.4% from 2004 to 2005 compared to an increase of $53.6 million for the year ended December 31, 2004. The most significant increase was in total loans which increased by $32.3 million. Securities available for sale increased in 2005 by $17.4 million. Our loan to deposit ratio was 79.2% at December 31, 2005 compared to 80.7% at December 31, 2004.

The increase in assets was funded primarily by an increase in deposits of $44.3 million or 25.5% as compared to a $55.0 million increase in 2004. The net increase was made up of an increase in interest-bearing deposits of $37.5 million and an increase in noninterest-bearing deposits of $6.8 million. Time deposits of $100,000 or more increased during this same time period by $4.0 million, to $37.9 million. Noninterest-bearing deposits accounted for 15.1% and 15.0% of total deposits at December 31, 2005 and 2004, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin. Brokered certificates of deposit increased $17.5 million to $33.8 million as of December 31, 2005.

Average total assets increased $58.8 million from 2004 to 2005. Average interest-earning assets increased $59.1 million from 2004 to 2005, including an increase in average total loans of $43.3 million. Average interest-bearing liabilities increased during the same period by $53.4 million from $120.7 to $174.1 million. These increases in average balances for the year ended December 31, 2005 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 37.0% and 38.1%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement which continued through 2004 and 2005. Our growth has not been significantly impacted by the previously mentioned economic conditions.

We constantly attempt to reduce economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of our borrowers and monitoring the borrower’s financial position. Also, we periodically review our lending policies and procedures to insure that we are complying with external rules and regulations as well as internal policies. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of our statutory capital and unsecured loan relationships that exceed 15% of statutory capital.

RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits at other financial institutions, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits, note payable, securities sold under repurchase agreements and trust preferred securities.

The yield on interest-earning assets increased by 62 basis points to 7.65% in 2005, as compared to 7.03% in 2004. The increase in the yield on interest-earning assets is primarily the result of the increase in average loans, which increased $43.3 million. Average loans represented 76.2% and 77.4% of total interest-earning assets at December 31, 2005 and 2004, respectively. Due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2005 as compared to the same period in 2004. The net effect on net interest income was an increase of $2.3 million, or 33.4% as compared to 2004. The net yield on average interest-earning assets decreased 23 basis points to 4.52% during 2005 from 4.75% during 2004 due in part to the increase in the yield on interest-bearing liabilities which increased 92 basis points to 3.70% in 2005 compared to 2.78% in 2004. The increase in the rate paid on interest-bearing liabilities is due to the increase of $17.5 million in brokered certificates of deposit as compared to December 31, 2004. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand. The increase in the yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 200 basis point increase in Prime Rate since December 31, 2004.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2005 from $604,000 to $775,000, or by $171,000. The increase in the provision for loan losses is due to the increase in total loans and increases in net charge-offs during 2005.

Total loan charge-offs increased by $214,000 from $194,000 in 2004 to $408,000 for the year ended 2005, and recoveries increased from $75,000 to $210,000, resulting in net charge-offs of $198,000 and $119,000 for the years ended December 31, 2005 and 2004, respectively. The increase in net charge-offs of $79,000 resulted in a net charge-off to average loans ratio of 0.13% in 2005 as compared to 0.10% in 2004.

Our allowance for loan loss was $2.8 million at December 31, 2005 compared to $2.2 million at December 31, 2004. The allowance as a percentage of total loans increased to 1.60% in 2005 as compared to 1.56% in 2004. As of December 31, 2005, there were $2.6 million of impaired loans as compared to $5.0 million in 2004. Impaired loans consist of non-accrual loans and we have determined that a valuation allowance of approximately $288,000 is required for these loans as of December 31, 2005. Due to collateral values on the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest increased at December 31, 2005 as compared to 2004, from $5,000 to $944,000. In addition to non-accrual loans, the Company also has other real estate, which is considered a nonperforming asset. At December 31, 2005, the balance in other real estate was $3.0 million compared to $131,000 at December 31, 2004. This increase consists of two pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to other real estate. Considering all these circumstances and the provisions for loan losses recognized in 2005, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2005.

Other income increased $175,000 or 6.9% in 2005 compared to an increase of $161,000 in 2004. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. Approximately 72% and 73% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2005 and 2004, respectively. Mortgage origination income increased by $140,000 in 2005 as our mortgage company completed its third full year of operations.

Other expenses increased $1.7 million or 27.2% during 2005 compared to $988,000 in 2004. The increase is due partially to an increase in salaries and employee benefits of $548,000. The increase in salaries and employee benefits is due to increases in the number of full-time equivalent employees, cost of benefits, and annual salary increases. The number of employees increased in 2005 to 76 from 65. Other operating expenses increased $1.0 million in 2005 as compared to $511,000 in 2004. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increases in other expenses were increases of $258,000 in other losses and an increase of $105,000 in computer expenses for the year ended December 31, 2005. The increase in other losses is partially due to a $200,000 contingency for a lawsuit filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company. Legal expenses increased $216,000 to $381,000 and included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as the aforementioned lawsuit.

During 2005, we recognized income tax expense of $983,000 compared to $771,000 in 2004. The effective tax rate was 31% for the years ended December 31, 2005 and 2004. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$4,258	$4,726
Taxable securities	33,234	17,568
Nontaxable securities	11,970	13,112
Unrealized gains (losses) on securities available for sale	(176)	526
Federal funds sold	3,834	2,513
Loans (2)(3)	156,842	113,568
Allowance for loan losses	(2,128)	(1,600)
Other assets	9,869	8,528

	$217,703	$158,941

Total interest-earning assets	$205,880	$146,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$29,608	$25,460
Interest-bearing demand and savings	34,029	34,780
Time	134,810	80,682

Total deposits	198,447	140,922
Note payable	682	514
Securities sold under repurchase agreements	1,247	1,289
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	1,153	1,333

Total liabilities	204,932	147,461

Stockholders’ equity (4)	12,771	11,480

	$217,703	$158,941

Total interest-bearing liabilities	$174,171	$120,668

(1)	Average balances were determined using the daily average balances.

(2)	Nonaccrual loans of $4.4 million and $3.2 million are included in the average balances of loans for 2005 and 2004, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes net unrealized gains (losses) on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2005		2004
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$13,873	8.85%	$9,133	8.04%
Interest on taxable securities	1,299	3.91	638	3.63
Interest on nontaxable securities(2)	455	3.80	516	3.94
Interest on federal funds sold	117	3.05	34	1.35

Total interest income	15,744	7.65	10,321	7.03

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	761	2.24%	693	1.99%
Interest on time deposits	5,402	4.01	2,449	3.03
Interest on notes payable	39	5.72	21	4.08
Interest on securities sold under repurchase agreements	22	1.76	21	1.63
Interest on company guaranteed trust preferred securities	224	6.58	167	4.90

Total interest expense	6,448	3.70	3,351	2.78

NET INTEREST INCOME	$9,296		$6,970

Net interest spread		3.95%		4.25%

Net yield on average interest-earning assets		4.52%		4.75%

(1)	Interest on loans includes approximately $1.3 million and $1.2 million of loan fee income for the years ended December 31, 2005 and 2004, respectively.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2005 vs. 2004 Changes Due To:		Increase (Decrease)
	Rate	Volume
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$991	$3,749	$4,740
Interest on taxable securities	52	609	661
Interest on nontaxable securities	(17)	(44)	(61)
Interest on federal funds sold	59	24	83

Total interest income	1,085	4,338	5,423

Interest on interest-bearing demand and savings deposits	84	(16)	68
Interest on time deposits	961	1,992	2,953
Interest on note payable	10	8	18
Interest on securities sold under repurchase agreements	2	(1)	1
Interest on company guaranteed trust preferred securities	57	—	57

Total interest expense	1,114	1,983	3,097

Net interest income	$(29)	$2,355	$2,326

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

At December 31, 2005, our cumulative one year interest rate sensitivity gap ratio was 167%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$111	$—	$—	$—	$111
Federal funds sold	2,036	—	—	—	2,036
Securities available for sale	2,211	3,439	39,673	6,770	52,093
Restricted equity securities	378	—	—	—	378
Loans	122,431	17,059	29,508	3,506	172,504

	127,167	20,498	69,181	10,276	227,122

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	33,543	—	—	—	33,543
Certificates, less than $100,000	7,655	13,047	92,864	—	113,566
Certificates, $100,000 and over	10,779	15,392	11,761	—	37,932
Note payable	707	—	—	—	707
Securities sold under repurchase agreements	4,000	—	—	—	4,000
Company guaranteed trust preferred securities	3,403	—	—	—	3,403

	60,087	28,439	104,625	—	$193,151

Interest rate sensitivity gap	$67,080	$(7,941)	$(35,444)	$10,276

Cumulative interest rate sensitivity gap	$67,080	$59,139	$23,695	$33,971

Interest rate sensitivity gap ratio	2.12	0.72	0.66

Cumulative interest rate sensitivity gap ratio	2.12	1.67	1.12	1.18

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category because these deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 81% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
U.S. Government and federal agencies	$37,182	$18,673
State and municipal securities	11,818	12,831
Other securities, including equity securities(1)	3,471	3,475

	$52,471	$34,979

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and federal agencies		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield
	(Dollars in Thousands)
One year or less	$834	2.68%	$834	4.02%	$2,423	6.57%
After one through five years	13,524	3.67	7,727	3.75	517	6.48%
After five through ten years	2,815	3.69	2,495	3.78	—	—
Greater than ten years	20,009	4.22	762	4.30	103	7.83%

	$37,182	3.11%	$11,818	3.81%	$3,043	6.59%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2005	2004
	(Dollars in Thousands)
Commercial	$28,884	$27,482
Real estate-construction	1,069	1,372
Real estate-mortgage	136,692	103,817
Consumer	6,730	8,270
Other	—	—

	$173,375	$140,941

As of December 31, 2005 and 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$1,529	16.66%	$1,434	19.50%
Real estate	519	79.46	384	74.63
Consumer installment and other	715	3.88	368	5.87

	$2,763	100.00%	$2,186	100.00%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands 2005
Commercial
One year or less	$12,762
After one through five years	13,344
After five years	2,778

$28,884

Construction
One year or less	$1,069
After one through five years	—
After five years	—

$1,069

Other
One year or less	$42,114
After one through five years	93,627
After five years	7,681

143,422

$173,375

The following table summarizes loans at December 31, 2005 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$30,105
Floating or adjustable interest rates	87,325

$117,430

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2005	2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$2,556	$5,013

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	944	5
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2005 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$241,871
Interest income that was recorded on nonaccrual loans	$4,168

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

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense are: composition of the loan portfolio, evaluation of possible future losses, current economic conditions, past experience, and other relevant factors. The allowance for loan losses is reviewed periodically and based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; additions to the allowance which have been recovered or charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	December 31,
	2005	2004
	(Dollars in Thousands)
Average balance of loans outstanding	$156,842	$113,568

Balance of allowance for loan losses at beginning of year	$2,186	$1,701

Charge-offs:
Installment	(192)	(159)
Commercial	(56)	(7)
Real estate	(160)	(28)

	(408)	(194)

Recoveries:
Installment	72	50
Commercial	80	8
Real estate	58	17

	210	75

Net charge-offs	(198)	(119)

Addition to allowance charged to operating expenses	775	604

Balance of allowance for loan losses	$2,763	$2,186

Ratio of net loan charge-offs to average loans	0.13%	0.10%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$29,608	—%	$25,460	—%
Interest-bearing demand and savings	34,029	2.24	34,780	1.99
Time deposits	134,810	4.01	80,682	3.03

Total	$198,447	3.65%	$140,922	2.72%

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2005 for the periods indicated.

(Dollars in Thousands)
Three months or less	$10,679
Over three through twelve months	15,492
Over twelve months	11,762

Total	$37,933

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2005	2004
Return on assets (1)	.98%	1.10%
Return on equity (2)	16.77	15.27
Dividend payout (3)	6.00	6.10
Equity to assets (4)	5.87	7.22

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by basic earnings per share.
(4)	Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income - December 31, 2005 and 2004

Consolidated Statements of Comprehensive Income - December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - December 31, 2005 and 2004

Consolidated Statements of Cash Flows - December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet - December 31, 2005

Consolidating Statement of Income - December 31, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT

Code of Ethics

Upon written request, the Company’s Code of Ethics Policy shall be furnished to shareholders without charge. Please direct your written request to Kevin Sharpe, Capitol City Bancshares, Inc., 562 Lee Street, S.W., Atlanta, Georgia 30311.

The remaining information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. EXHIBITS

(a)	The following documents are filed a part of this report:

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC.

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.

99.1	Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2006.

Signature	Title
/s/ George G. Andrews George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue Dr. Gloria Campbell-D’Hue	Director

/s/ J. Al Cochran J. Al Cochran	Director

/s/ Leon Goodrum Leon Goodrum	Chairman

/s/ Agnes H. Harper Agnes H. Harper	Director

/s/ Charles W. Harrison Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes Robert A. Holmes	Director

/s/ Moses M. Jones Moses M. Jones	Director

/s/ Marian S. Jordan Marian S. Jordan	Director

/s/ Kaneta R. Lott Kaneta R. Lott	Director

/s/ Donald F. Marshall Donald F. Marshall	Director

/s/ George C. Miller, Jr. George C. Miller, Jr.	Director

/s/ Elvin Mitchell, Sr. Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat Roy W. Sweat	Director

/s/ William Thomas William Thomas	Director

/s/ Cordy T. Vivian Cordy T. Vivian	Director

/s/ Kevin Sharpe Kevin Sharpe	Vice President, Risk Management (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Company

23.1	Consent of Nichols Cauley & Associates, LLC

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.

99.1	Consolidated Financial Statements