Form 10QSB
period 2006-03-31
CAPITOL CITY BANCSHARES INC
filed 2006-05-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2006

(Unaudited)

Assets
Cash and due from banks	$4,329,604
Interest-bearing deposits at other financial institutions	120,853
Federal funds sold	3,592,000
Securities available for sale, at fair value	54,384,208
Restricted equity securities, at cost	378,400
Loans, net of unearned income	172,349,981
Less allowance for loan losses	2,881,405

Loans, net	169,468,576

Premises and equipment, net	6,666,121
Other real estate owned	2,970,500
Other assets	3,624,169

Total assets	$245,534,431

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$33,402,452
Interest-bearing	189,596,934

Total deposits	222,999,386
Note payable	707,000
Securities sold under repurchase agreements	3,000,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,519,461

Total liabilities	231,628,847

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	8,831,592
Accumulated other comprehensive loss	(566,700)

Total stockholders’ equity	13,905,584

Total liabilities and stockholders’ equity	$245,534,431

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$3,944,981	$2,888,631
Securities:
Taxable	436,422	260,342
Nontaxable	106,996	116,415
Federal funds sold	40,722	38,578

Total interest income	4,529,121	3,303,966

Interest expense:
Deposits	1,892,633	1,317,545
Other borrowings	128,721	60,429

Total interest expense	2,021,354	1,377,974

Net interest income	2,507,767	1,925,992
Provision for loan losses	124,100	54,000

Net interest income after provision for loan losses	2,383,667	1,871,992

Other income:
Service charges on deposit accounts	461,443	471,915
Other fees and commissions	16,604	10,968
Mortgage origination income	31,680	42,124
Other operating income	45,018	97,690

Total other income	554,745	622,697

Other expenses:
Salaries and employee benefits	953,844	776,175
Occupancy and equipment expenses, net	260,115	227,374
Other operating expenses	1,052,495	832,031

Total other expenses	2,266,454	1,835,580

Income before income taxes	671,958	659,109
Income tax expense	202,501	211,488

Net income	469,457	447,621

Other comprehensive loss
Unrealized losses on securities available for sale arising during period, net of tax	(120,256)	(387,258)

Comprehensive income	$349,201	$60,363

Basic earnings per common share	$0.22	$0.21

Diluted earnings per common share	$0.20	$0.20

Cash dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$469,457	$447,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,250	122,153
Provision for loan losses	124,100	54,000
Loss on sale of other real estate	—	43,123
Net other operating activities	221,356	(427,063)

Net cash provided by operating activities	936,163	239,834

INVESTING ACTIVITIES
Purchases of securities available for sale	(4,951,154)	(11,320,365)
Proceeds from maturities of securities available for sale	2,471,508	1,306,409
Purchase of restricted equity securities	—	(103,900)
Net increase in interest-bearing deposits	(9,921)	(1,262)
Net increase in federal funds sold	(1,556,000)	(949,000)
Net (increase) decrease in loans	148,020	(8,653,985)
Purchase of premises and equipment	(139,603)	(193,701)
Proceeds from sale of other real estate	—	48,377

Net cash used in investing activities	(4,037,150)	(19,867,427)

FINANCING ACTIVITIES
Net increase in deposits	5,127,578	19,442,259
Net decrease in securities sold under repurchase agreements	(1,000,000)	—
Proceeds from exercise of stock options	50,000	—

Net cash provided by financing activities	4,177,578	19,442,259

Net increase (decrease) in cash and due from banks	1,076,591	(185,334)

Cash and due from banks, beginning of period	3,253,013	4,820,743

Cash and due from banks, end of period	$4,329,604	$4,635,409

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net income	$469,457	$447,621

Weighted average common shares outstanding	2,175,019	2,128,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	230,045	155,015

Total weighted average common shares and common stock equivalents outstanding	2,405,064	2,283,367

Diluted earnings per common share	$0.20	$0.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	STOCK BASED COMPENSATION

The Company has a stock option plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 638,400 shares of the Company’s stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set at the Board’s sole and absolute discretion. The option period will not exceed ten years from the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This Statement eliminates the alternative to use Accounting Principles Board (“APB”) Opinion No. 25’s Accounting for Stock Issued to Employees intrinsic value method of accounting that was provided in Statement 123 as originally issued. Results for prior periods have not been restated.

Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. On April 21, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) so the effective date was delayed to January 1, 2006.

Prior to the adoption of 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented.

Three Months Ended March 31, 2005
Net income, as reported	$447,621
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	—

Pro forma net income	$447,621

Earnings per share:
Basic - as reported	$.21

Basic - pro forma	$.21

Diluted - as reported	$.20

Diluted - pro forma	$.20

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatilities are based on a value calculated using the historical volatility of an appropriate industry sector index. The Company uses historical data to estimate option exercise, employee termination and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At March 31, 2006 and 2005, all outstanding options were fully vested and there were no options granted during the three month periods ended March 31, 2006 and 2005. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2006 and no pro forma effect on net income for the three months ended March 31, 2005.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	440,000	$2.66
Options granted	—	—
Options exercised	20,000	2.50

Options outstanding end of period	420,000	2.68	3.8 Yrs

Outstanding exercisable end of period	420,000	2.68	3.8 Yrs

The range of option prices for options outstanding and exercisable at March 31, 2006 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million. Total intrinsic value of options exercised was $150,000 for the three months ended March 31, 2006.

NOTE 4.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements, except as discussed below.

As of March 31, 2006, the Company is in litigation with another financial institution group (Plaintiff) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed the other party’s trademarks.

As of March 31, 2006, there is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from PDHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advice negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether and has asserted claims against eleven persons who benefited from the set-off and the alleged fraudulent transfers; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above. The Company has accrued $200,000 in the event of an unfavorable outcome.

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

Allowance for loan losses. We believe the allowance for loan losses is a critical accounting policy that requires the most significant decisions and estimates used in the preparation of our financial statements. The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2006 by $4.4 million from $241.1 million to $245.5 million, or 1.83% for the quarter. The growth was funded by increases in total deposits, which increased by $5.1 million, or 2.35%. The increase in total assets for the quarter ended March 31, 2006 consisted primarily of an increase of $2.3 million in securities available for sale and an increase of $1.6 million in federal funds sold. The loan to deposit ratio at March 31, 2006 was 77% compared to 79% at December 31, 2005.

Stockholders’ equity increased by $456,000 for the quarter ended March 31, 2006. This net increase consisted of net income of $469,000, exercise of stock options and related tax benefit of $107,000, and a net increase in accumulated other comprehensive losses of $120,000.

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

At March 31, 2006, the Bank’s liquidity ratio of 30.37% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2006, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2006 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.35%	7.37%	4.00%
Risk-Based Capital Ratios
Core Capital	9.04%	9.06%	4.00%
Total Capital	10.29%	10.31%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2006 are as follows:

March 31, 2006
Commitments to extend credit	$13,352,000
Financial standby letters of credit	1,741,000
Other standby letters of credit	663,000

$15,756,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Net Interest Income. Net interest income increased by $582,000 or by 30.21% for the quarter ended March 31, 2006 compared to the same period in 2005. The increase in net interest income for the quarter ended March 31, 2006 is primarily attributable to the increase in interest earning assets of $32.7 million as compared to March 31, 2005 combined with an increase in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities of 25 basis points to 3.95%. Total loans increased during this period by $23.8 million, or 16.04%, and provide greater yields to the Company than any of the other interest earning assets. During this same period, total deposits increased by $29.9 million, or 15.51%, which included an increase of $25.1 million in interest-bearing deposits and an increase of $4.8 million in non-interest bearing deposits.

The net interest margin increased to 4.53% at March 31, 2006 from 4.15% for the three months ended March 31, 2005. The yield on interest-earning assets increased to 8.18%, or 106 basis points, from March 31, 2005 to March 31, 2006. The rate paid on interest-bearing liabilities increased to 4.23% or 81 basis points for the same period. The increase in the rate paid on interest-bearing liabilities is due in part to the use of brokered certificates of deposit which typically demand higher rates. Brokered deposits are a secondary source of funding loan demand.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $124,000 was made during the three month period ending March 31, 2006 as compared to a provision of $54,000 made during the three month period ending March 31, 2005. The allowance for loan loss as a percentage of total loans was 1.67%, 1.60% and 1.45% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Total nonaccrual loans decreased by $120,000, net charge-offs decreased by $77,000, and loans past due ninety days or more and still accruing increased by $162,000 for the three months ended March 31, 2006 as compared to the same period in 2005. At December 31, 2005, nonaccrual loans and past due loans ninety days or more and still accruing were $2.6 million and $944,000, respectively. The increase in nonaccrual loans since December 31, 2005 is primarily due to two loans placed on nonaccrual in the first quarter totaling $2.5 million. We have allocated approximately $367,000 of our allowance for loan losses to these two loans as of March 31, 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2006 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2006 and 2005, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Total nonaccruing loans	$4,920	$2,556
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	202	944
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$168,954	$140,790

Balance of allowance for loan losses at beginning of period	$2,763	$2,186

Loans charged off
Commercial	(5)	(46)
Real estate	—	—
Installment	(10)	(58)

	(15)	(104)

Loans recovered
Commercial	1	6
Real estate	4	1
Installment	4	14

	9	21

Net charge-offs	(6)	(83)

Additions to allowance charged to operating expense during period	124	54

Balance of allowance for loan losses at end of period	$2,881	$2,157

Ratio of net loans charged-off during the period to average loans outstanding	—%	.06%

Other Income. Other income decreased by $68,000, or 10.91% for the quarter ended March 31, 2006 compared to the same period in 2005. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges, and NSF charges account for 69% of the service charges on deposit accounts for the three months ended March 31, 2006. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $431,000, or 23.47% for the three months ended March 31, 2006 as compared to the same period in 2005. The increase consists of increases of $178,000 in salaries and employee benefits, $220,000 in other operating expenses, and $33,000 in occupancy and equipment expenses. The increase in salaries and employee benefits represents normal increases in salaries and benefits as well as an increase in full time equivalent employees. At March 31, 2006, the number of full-time equivalent employees was 87 compared to 65 at March 31, 2005. The most significant increase in other expenses was legal expenses which increased $210,000 to $269,000 at March 31, 2006. Legal expenses included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit noted in Note 4 that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three months ended March 31, 2006 was $18,000, as compared to a loss of $7,000 for the three months ended March 31, 2005.

Income Taxes. Income tax expense decreased by $9,000 for the three months ended March 31, 2006 as compared to 2005. The effective tax rate for 2006 and 2005 was 30% and 32%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $22,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The minimal increase in net income as compared to the increase in net interest income for the three months ended March 31, 2006, compared to the same period in 2005, is due to increases in the provision for loan losses and other expenses which totaled $501,000.

ITEM 3. CONTROLS AND PROCEDURES

Within ninety days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-KSB (filed with the Commission on March 31, 2006) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: May 15, 2006	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 15, 2006	/s/ Dane Alexander
Dane Alexander
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)