Form 10QSB
period 2006-06-30
CAPITOL CITY BANCSHARES INC
filed 2006-08-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2006

(Unaudited)

Assets
Cash and due from banks	$5,087,687
Interest-bearing deposits at other financial institutions	19,596
Federal funds sold	3,980,000
Securities available for sale, at fair value	51,846,102
Restricted equity securities, at cost	481,000

Loans, net of unearned income	174,206,535
Less allowance for loan losses	2,925,207

Loans, net	171,281,328

Premises and equipment, net	9,153,114
Other real estate owned	485,121
Other assets	4,121,420

Total assets	$246,455,368

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,590,750
Interest-bearing	192,048,937

Total deposits	223,639,687
Note payable	707,000
Securities sold under repurchase agreements	3,000,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,692,087

Total liabilities	232,441,774

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	9,181,890
Accumulated other comprehensive loss	(808,988)

Total stockholders’ equity	14,013,594

Total liabilities and stockholders’ equity	$246,455,368

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$4,292,361	$3,256,935	$8,237,342	$6,145,566
Securities:
Taxable	470,593	309,383	907,015	569,725
Nontaxable	98,307	113,614	205,303	230,029
Federal funds sold	35,435	14,444	76,157	53,022

Total interest income	4,896,696	3,694,376	9,425,817	6,998,342

Interest expense:
Deposits	2,027,088	1,430,828	3,919,721	2,748,373
Other borrowings	95,888	69,681	224,609	130,110

Total interest expense	2,122,976	1,500,509	4,144,330	2,878,483

Net interest income	2,773,720	2,193,867	5,281,487	4,119,859
Provision for loan losses	121,000	44,000	245,100	98,000

Net interest income after provision for loan losses	2,652,720	2,149,867	5,036,387	4,021,859

Other income:
Service charges on deposit accounts	507,310	507,791	968,753	979,706
Other fees and commissions	(5,756)	15,066	10,848	26,034
Mortgage origination income	45,705	49,571	77,385	91,695
Other operating income	42,674	84,885	87,692	182,575

Total other income	589,933	657,313	1,144,678	1,280,010

Other expenses:
Salaries and employee benefits	958,695	812,528	1,912,539	1,588,703
Occupancy and equipment expenses, net	311,616	230,090	571,731	457,464
Other operating expenses	1,240,910	1,053,642	2,293,405	1,885,673

Total other expenses	2,511,221	2,096,260	4,777,675	3,931,840

Income before income taxes	731,432	710,920	1,403,390	1,370,029

Income tax expense	227,949	198,368	430,450	409,856

Net income	503,483	512,552	972,940	960,173

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(242,288)	162,329	(362,544)	(224,929)

Comprehensive income	$261,195	$674,881	$610,396	$735,244

Basic earnings per common share	$0.23	$0.24	$0.45	$0.45

Diluted earnings per common share	$0.21	$0.22	$0.40	$0.42

Cash dividends declared per share of common stock	$0.07	$0.06	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$972,940	$960,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,869	246,772
Provision for loan losses	245,100	98,000
Loss on sale of other real estate owned	—	37,453
Net other operating activities	(178,997)	(580,466)

Net cash provided by operating activities	1,281,912	761,932

INVESTING ACTIVITIES
Purchases of securities available for sale	(4,951,154)	(11,320,365)
Proceeds from maturities of securities available for sale	4,648,511	2,690,478
Net (increase) decrease in interest-bearing deposits	91,336	(4,850)
Net (increase) decrease in federal funds sold	(1,944,000)	2,833,000
Purchase of restricted equity securities	(102,600)	(103,900)
Net increase in loans	(1,775,932)	(17,115,417)
Proceeds from sale of other real estate owned	—	48,377
Purchase of premises and equipment	(231,278)	(268,708)

Net cash used in investing activities	(4,265,117)	(23,241,385)

FINANCING ACTIVITIES
Net increase in deposits	5,767,879	18,802,964
Net increase (decrease) in securities sold under repurchase agreements	(1,000,000)	3,500,000
Proceeds from note payable	—	50,000
Proceeds from exercise of stock options	50,000	—

Net cash provided by financing activities	4,817,879	22,352,964

Net increase (decrease) in cash and due from banks	1,834,674	(126,489)

Cash and due from banks, beginning of period	3,253,013	4,820,743

Cash and due from banks, end of period	$5,087,687	$4,694,254

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$604,000	$197,000
Financed sales of other real estate owned	604,000	—
Transfer of other real estate owned to premises and equipment	2,518,407	—

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$503,483	$512,552	$972,940	$960,173

Weighted average common shares outstanding	2,188,352	2,128,352	2,181,722	2,128,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	216,934	158,547	223,453	158,209

Total weighted average common shares and common stock equivalents outstanding	2,405,286	2,286,899	2,405,175	2,286,561

Diluted earnings per common share	$0.21	$0.22	$0.40	$0.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. STOCK BASED COMPENSATION

The Company has a stock option plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 638,400 shares of the Company’s stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set at the Board’s sole and absolute discretion. The option period for all grants will not exceed ten years from the date of grant.

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

Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity.

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

At December 31, 2004, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2006 and 2005. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2006 and no pro forma effect on net income for the three and six months ended June 30, 2005.

The fair value of an option award will be estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatilities are based on a value calculated using the historical volatility of an appropriate industry sector index. The Company uses historical data to estimate option exercise, employee termination and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option activity for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	420,000	$2.68	440,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	20,000	2.50

Options outstanding end of period	420,000	2.68	420,000	2.68	3.5 Yrs

Outstanding exercisable end of period	420,000	2.68	420,000	2.68	3.5 Yrs

The range of option prices for options outstanding and exercisable at June 30, 2006 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million. Total intrinsic value of options exercised was $150,000 for the six months ended June 30, 2006. There were no options exercised in the second quarter of 2006.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements, except as discussed below.

As of June 30, 2006, the Company is in litigation with another financial institution group (Plaintiff) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed the other party’s trademarks.

As of June 30, 2006, there is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from PDHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advice negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether and has asserted claims against eleven persons who benefited from the set-off and the alleged fraudulent transfers; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above. The Company has accrued $200,000 in the event of an unfavorable outcome.

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

FINANCIAL CONDITION

Total assets increased during the first six months of 2006 by $5.4 million from $241.1 million to $246.5 million, or 2.24%. The growth was funded by increases in total deposits, which increased by $5.8 million, or 2.65%. The increase in total assets for the six months ended June 30, 2006 consisted primarily of an increase of $1.7 million in total loans and an increase of $1.9 million in federal funds sold. The loan to deposit ratio at June 30, 2006 was 78% compared to 79% at December 31, 2005.

Premises and equipment increased $2.5 million from $6.6 million to $9.2 million during the first six months of 2006. The increase consisted of a transfer of $2.5 million from other real estate owned, purchases of $231,000, offset by depreciation expense of $243,000. We intend to open a full service branch at this location.

Stockholders’ equity increased by $564,000 for the six months ended June 30, 2006. This net increase consisted of net income of $973,000 less dividends declared of $153,000, exercise of stock options and related tax benefit of $107,000, and a net increase in accumulated other comprehensive losses of $363,000.

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

At June 30, 2006, the Bank’s liquidity ratio of 22.75% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2006, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2006 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.49%	7.56%	4.00%
Risk-Based Capital Ratios
Core Capital	9.22%	9.30%	4.00%
Total Capital	10.48%	10.55%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2006 are as follows:

June 30, 2006
Commitments to extend credit	$13,634,000
Financial standby letters of credit	1,545,000
Other standby letters of credit	1,040,000

$16,219,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

Net Interest Income. Net interest income increased by $580,000 and $1.2 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in net interest income for both periods ended June 30, 2006 is attributable to an increase in earning assets of $28.9 million as compared to June 30, 2005 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Total loans increased during this period by $17.3 million, which provide greater yields to the Company than any of the other interest earning assets. During this same period, total deposits increased by $30.8 million, which included an increase of $28.2 million in interest-bearing deposits and an increase of $2.6 million in non-interest bearing deposits.

The net interest margin increased to 4.72% at June 30, 2006 as compared to 4.41% at June 30, 2005. The yield on interest-earning assets increased to 8.43%, or 94 basis points, from June 30, 2005 to June 30, 2006. The rate paid on interest-bearing liabilities increased to 4.28%, or 78 basis points, for the same period. The increase in the rate paid on interest-bearing liabilities is due in part to the use of brokered certificates of deposit which typically demand higher rates. Brokered deposits totaling $31.6 million at June 30, 2006 are a secondary source of funding loan demand.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $245,000 was made during the six month period ending June 30, 2006 as compared to a provision of $98,000 made during the six month period ending June 30, 2005. The allowance for loan loss as a percentage of total loans was 1.68%, 1.60%, and 1.34% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Total nonaccrual loans decreased by $653,000, net charge-offs decreased by $92,000, and loans past due ninety days or more and still accruing decreased by $411,000 for the six months ended June 30, 2006 as compared to the same period in 2005. At December 31, 2005, nonaccrual loans and past due loans ninety days or more and still accruing were $2.6 million and $944,000, respectively. The increase in nonaccrual loans since December 31, 2005 is primarily due to two loans placed on nonaccrual in the first quarter totaling $2.5 million. We have allocated approximately $367,000 of our allowance for loan losses to these two loans as of June 30, 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2006 is adequate to absorb any foreseeable losses in the loan portfolio.

At June 30, 2006 and 2005, nonaccrual, past due and restructured loans were as follows:

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Total nonaccruing loans	$4,154	$4,807
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	103	514
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$168,814	$145,463

Balance of allowance for loan losses at beginning of period	$2,763	$2,186

Loans charged off
Commercial	(13)	(46)
Real estate	(73)	(160)
Installment	(31)	(125)

	(117)	(331)

Loans recovered
Commercial	23	76
Real estate	4	38
Installment	7	42

	34	156

Net charge-offs	(83)	(175)

Additions to allowance charged to operating expense during period	245	98

Balance of allowance for loan losses at end of period	$2,925	$2,109

Ratio of net loans charged-off during the period to average loans outstanding	.05%	.12%

Other Income. Other income decreased by $67,000 and $135,000 for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges which account for 72% and 71% of the service charges on deposit accounts for the three and six months ended June 30, 2006, respectively. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $415,000 and $846,000 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increases consists of increases of $146,000 and $324,000 in salaries and employee benefits, $82,000 and $114,000 in occupancy and equipment expenses, and $187,000 and $408,000 in other operating expenses for the three and six month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees. At June 30, 2006, the number of full-time equivalent employees was 89 compared to 75 at June 30, 2005. The most significant increase in other expenses was legal expenses which increased $286,000 to $502,000 at June 30, 2006 from $216,000 at June 30, 2005. Legal expenses included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit noted in Note 4 that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three and six months ended June 30, 2006 was $3,000 and $21,000, respectively, as compared to a loss of $3,000 and $10,000 for the three and six months ended June 30, 2005, respectively.

Income Taxes. Income tax expense increased by $30,000 and $21,000 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The effective tax rate for the six month periods in 2006 and 2005 was 31% and 30%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $13,000 for the six months ended June 30, 2006 and decreased $9,000 for the three months ended June 30, 2006 as compared to the same periods in 2005. The minimal change in net income during the first six months and second quarter of 2006 is primarily due to the increases in the provision for loan losses and other expenses as well as the decrease in other income offsetting the increases in net interest income for the same periods.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 27, 2006. A total of 1,339,197 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal 1: To elect the fifteen nominees to serve as directors for the following year.

Directors	For	Against	Abstain
George D. Andrews	1,339,197	0	0
Dr. Gloria Campbell D’Hue	1,339,197	0	0
J. Al Cochran	1,339,197	0	0
Leon Goodrum	1,339,197	0	0
Agnes H. Harper	1,339,197	0	0
Charles W. Harrison	1,339,197	0	0
Robert A. Holmes	1,339,197	0	0
Moses M. Jones	1,339,197	0	0
Marian S. Jordan	1,339,197	0	0
Kaneta R. Lott	1,339,197	0	0
Donald F. Marshall	1,339,197	0	0
Elvin Mitchell, Sr.	1,339,197	0	0
Roy W. Sweat	1,339,197	0	0
William Thomas	1,339,197	0	0
Cordy T. Vivian	1,339,197	0	0

Proposal 2: Approval of the Capitol City Bank 2006 Employee Stock Purchase Plan.

# Shares
For	1,339,197
Against	0
Abstained	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 14, 2006	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 14, 2006	/s/ Dane Alexander
Dane Alexander
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)