Form 10QSB
period 2006-09-30
CAPITOL CITY BANCSHARES INC
filed 2006-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2006

(Unaudited)

Assets

Cash and due from banks	$4,440,434
Interest-bearing deposits at other financial institutions	19,596
Federal funds sold	2,242,000
Securities available for sale, at fair value	51,781,286
Restricted equity securities, at cost	481,000

Loans, net of unearned income	177,416,769
Less allowance for loan losses	2,952,944

Loans, net	174,463,825

Premises and equipment, net	9,109,843
Other real estate owned	653,235
Other assets	4,331,854

Total assets	$247,523,073

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$31,972,022
Interest-bearing	192,916,937

Total deposits	224,888,959
Note payable	707,000
Securities sold under repurchase agreements	1,500,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,841,725

Total liabilities	232,340,684

Stockholders’ equity
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	9,986,308
Accumulated other comprehensive loss	(444,611)

Total stockholders’ equity	15,182,389

Total liabilities and stockholders’ equity	$247,523,073

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$4,452,817	$3,773,058	$12,690,159	$9,918,624
Securities:
Taxable	465,722	328,273	1,372,737	897,998
Nontaxable	96,075	112,817	301,378	342,846
Federal funds sold	41,431	32,032	117,588	85,054

Total interest income	5,056,045	4,246,180	14,481,862	11,244,522

Interest expense:
Deposits	2,152,380	1,613,754	6,072,101	4,362,127
Other borrowings	92,554	73,669	317,163	203,779

Total interest expense	2,244,934	1,687,423	6,389,264	4,565,906

Net interest income	2,811,111	2,558,757	8,092,598	6,678,616
Provision for loan losses	95,000	124,000	340,100	222,000

Net interest income after provision for loan losses	2,716,111	2,434,757	7,752,498	6,456,616

Other income:
Service charges on deposit accounts	516,774	587,910	1,485,527	1,567,616
Other fees and commissions	15,308	17,142	26,156	43,176
Mortgage origination income	46,734	62,153	124,119	153,848
Other operating income	31,743	44,190	119,435	226,765

Total other income	610,559	711,395	1,755,237	1,991,405

Other expenses:
Salaries and employee benefits	953,859	840,317	2,866,398	2,429,020
Occupancy and equipment expenses, net	229,747	256,551	801,478	714,015
Other operating expenses	939,424	686,015	3,232,829	2,571,688

Total other expenses	2,123,030	1,782,883	6,900,705	5,714,723

Income before income taxes	1,203,640	1,363,269	2,607,030	2,733,298

Income tax expense	399,222	449,423	829,672	859,279

Net income	$804,418	$913,846	$1,777,358	$1,874,019

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	364,377	(111,354)	1,833	(336,283)

Comprehensive income	$1,168,795	$802,492	$1,779,191	$1,537,736

Basic earnings per common share	$0.37	$0.43	$0.81	$0.88

Diluted earnings per common share	$0.33	$0.40	$0.74	$0.82

Cash dividends declared per share of common stock	$—	$—	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,777,358	$1,874,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467,020	380,971
Provision for loan losses	340,100	222,000
Loss on sale of other real estate	—	48,848
Net other operating activities	(223,017)	(120,563)

Net cash provided by operating activities	2,361,461	2,405,275

INVESTING ACTIVITIES
Purchases of securities available for sale	(6,648,597)	(20,345,045)
Proceeds from maturities of securities available for sale	6,852,975	4,055,395
Net (increase) decrease in interest-bearing deposits	91,336	(9,915)
Net (increase) decrease in federal funds sold	(206,000)	2,080,000
Purchase of restricted equity securities	(102,600)	(103,900)
Net increase in loans	(5,267,278)	(23,338,021)
Proceeds from sale of other real estate	—	191,982
Purchase of premises and equipment	(307,842)	(459,909)

Net cash used in investing activities	(5,588,006)	(37,929,413)

FINANCING ACTIVITIES
Net increase in deposits	7,017,151	32,237,387
Net increase (decrease) in securities sold under repurchase agreements	(2,500,000)	4,000,000
Proceeds from note payable	—	50,000
Payment of dividends	(153,185)	(127,701)
Proceeds from exercise of stock options	50,000	—

Net cash provided by financing activities	4,413,966	36,159,686

Net increase in cash and due from banks	1,187,421	635,548

Cash and due from banks, beginning of period	3,253,013	4,820,743

Cash and due from banks, end of period	$4,440,434	$5,456,291

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$5,961,312	$4,703,011
Income taxes	$791,278	$1,164,228

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,661,051	$3,156,216
Financed sales of other real estate owned	$1,447,202	$—
Transfer of other real estate owned to premises and equipment	$2,518,407	$—

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$804,418	$913,846	$1,777,358	$1,874,019

Weighted average common shares outstanding	2,188,352	2,128,352	2,183,956	2,128,352
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	216,934	165,265	221,256	161,729

Total weighted average common shares and common stock equivalents outstanding	2,405,286	2,293,617	2,405,212	2,290,081

Diluted earnings per common share	$.33	$.40	$.74	$.82

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

Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

At December 31, 2004, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2006 and 2005. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2006 and no pro forma effect on net income for the three and nine months ended September 30, 2005.

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

The following table represents stock option activity for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	420,000	$2.68	440,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	20,000	2.50

Options outstanding end of period	420,000	2.68	420,000	2.68	3.3 Yrs

Outstanding exercisable end of period	420,000	2.68	420,000	2.68	3.3 Yrs

The range of option prices for options outstanding and exercisable at September 30, 2006 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million. Total intrinsic value of options exercised was $150,000 for the nine months ended September 30, 2006. There were no options exercised in the third quarter of 2006.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements, except as discussed below.

As of September 30, 2006, the Company is in litigation with another financial institution group (Plaintiff) with a similar name. The suit alleges the Company infringed on the Plaintiff’s federally registered trademarks. The Plaintiff seeks both damages and injunctive relief against the Company. The Company has asserted several defenses against the Plaintiff’s claims and has also asserted a counterclaim against the Plaintiff seeking injunctive relief and damages for the Plaintiff’s trademark usage within the Company’s trade area. The Company is pursuing its defenses and counterclaims. Management is unable to reasonably estimate the amount of liability which may be incurred if an adverse decision is rendered because it is dependent upon the interpretation by the court as to which party infringed the other party’s trademarks.

As of September 30, 2006, there is pending an action filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including Capitol City Bank & Trust Company, a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868. The plaintiff seeks to recover from the Bank alleged preferential or fraudulent payments of approximately $400,000 made to the Bank by co-defendant Providers Direct Health Plan of Georgia, Inc. (“PDHP”) prior to PDHP going into receivership. The plaintiff also seeks to recover funds offset by the Bank of debts of PDHP from accounts held by it with the Bank totaling approximately $400,000. The plaintiff further alleges the Bank made fraudulent or negligent misrepresentations to the Department of Insurance regarding the capitalization of PDHP, and seeks to recover additional damages resulting from PDHP’s insolvency, alleged to be in excess of $5,000,000. In addition, some of the other defendants have asserted cross claims against the Bank, alleging that they relied on advice negligently furnished to them by the Bank and seeking to recover from the Bank any damages which the plaintiff may recover against them. The Bank disputes these allegations altogether and has asserted claims against eleven persons who benefited from the set-off and the alleged fraudulent transfers; however, the lawsuit could result in a large expenditure in attorney fees, costs of litigation, and the potential liability for damages as described above. The Company has accrued $200,000 in the event of an unfavorable outcome.

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

FINANCIAL CONDITION

Total assets increased during the first nine months of 2006 by $6.4 million from $241.1 million to $247.5 million, or 2.66%. The growth was funded by increases in total deposits, which increased by $7.0 million, or 3.22%. The increase in total assets for the nine months ended September 30, 2006 consisted primarily of an increase of $4.9 million in total loans and an increase of $206,000 in federal funds sold. The loan to deposit ratio at September 30, 2006 and December 31, 2005 was 79%.

Premises and equipment increased $2.5 million from $6.6 million to $9.1 million during the first nine months of 2006. The increase consisted of a transfer of $2.5 million from other real estate owned, purchases of $308,000, offset by depreciation expense of $363,000. We intend to open a full service branch at this location.

Stockholders’ equity increased by $1.7 million for the nine months ended September 30, 2006. This net increase consisted of net income of $1.8 million less dividends paid of $153,000, exercise of stock options and related tax benefit of $107,000, and a net decrease in accumulated other comprehensive losses of $2,000.

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

At September 30, 2006, the Bank’s liquidity ratio of 17.77% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2006, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2006 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.78%	7.87%	4.00%
Risk-Based Capital Ratios
Core Capital	9.41%	9.53%	4.00%
Total Capital	10.67%	10.78%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2006 are as follows:

September 30, 2006
Commitments to extend credit	$14,028,000
Financial standby letters of credit	1,545,000
Other standby letters of credit	987,000

$16,560,000

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2006 and 2005

Net Interest Income. Net interest income increased by $252,000 and $1.4 million for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in net interest income for both periods ended September 30, 2006 is attributable to an increase in earning assets of $18.9 million as compared to September 30, 2005 combined with the spread maintained between rates earned on interest earning assets and rates paid on interest bearing liabilities. Total loans increased during this period by $17.3 million, which provide greater yields to the Company than any of the other interest earning assets. During this same period, total deposits increased by $19.0 million, which included an increase of $16.5 million in interest-bearing deposits and an increase of $2.6 million in non-interest bearing deposits.

The net interest margin increased to 4.76% at September 30, 2006 as compared to 4.57% at September 30, 2005. The yield on interest-earning assets increased to 8.51%, or 81 basis points, from September 30, 2005 to September 30, 2006. The rate paid on interest-bearing liabilities increased to 4.24%, or 63 basis points, for the same period. The increase in the rate paid on interest-bearing liabilities is due in part to the use of brokered certificates of deposit which typically demand higher rates. Brokered deposits totaling $25.5 million at September 30, 2006 are a secondary source of funding loan demand.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $340,000 was made during the nine month period ending September 30, 2006 as compared to a provision of $222,000 made during the nine month period ending September 30, 2005. The allowance for loan loss as a percentage of total loans was 1.66%, 1.60%, and 1.38% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Total nonaccrual loans increased by $166,000, net charge-offs decreased by $48,000, and loans past due ninety days or more and still accruing increased by $644,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. At December 31, 2005, nonaccrual loans and past due loans ninety days or more and still accruing were $2.6 million and $944,000, respectively. The increase in nonaccrual loans since December 31, 2005 is primarily due to two loans placed on nonaccrual in the first quarter totaling $2.5 million. We have allocated approximately $367,000 of our allowance for loan losses to these two loans as of September 30, 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2006 is adequate to absorb any foreseeable losses in the loan portfolio.

At September 30, 2006 and 2005, nonaccrual, past due and restructured loans were as follows:

	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Total nonaccruing loans	$3,339	$3,173
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	995	351
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months Ended September 30,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$174,216	$148,261

Balance of allowance for loan losses at beginning of period	$2,763	$2,186

Loans charged off
Commercial	(13)	(56)
Real estate	(122)	(160)
Installment	(64)	(162)

	(199)	(378)

Loans recovered
Commercial	30	77
Real estate	4	54
Installment	15	49

	49	180

Net charge-offs	(150)	(198)

Additions to allowance charged to operating expense during period	340	222

Balance of allowance for loan losses at end of period	$2,953	$2,210

Ratio of net loans charged-off during the period to average loans outstanding	.09%	.13%

Other Income. Other income decreased by $101,000 and $236,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Service charges on deposit accounts include monthly service charges and non-sufficient funds (“NSF”) charges which account for 60% and 72% of the service charges on deposit accounts for the three and nine months ended September 30, 2006, respectively. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $340,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase consists of increases (decreases) of $114,000 and $437,000 in salaries and employee benefits, $(27,000) and $87,000 in occupancy and equipment expenses, and $253,000 and $661,000 in other operating expenses for the three and nine month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees. At September 30, 2006, the number of full-time equivalent employees was 89 compared to 76 at September 30, 2005. The most significant increase in other expenses was legal expenses which increased $322,000 to $572,000 at September 30, 2006 from $250,000 at September 30, 2005. Legal expenses included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit noted in Note 4 that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company.

The mortgage company was formed in 2002 and currently originates loans which are table funded through independent investors. The net loss for the three and nine months ended September 30, 2006 was $11,000 and $32,000, respectively, as compared to net income of $1,000 for the three months ended and a net loss of $9,000 for the nine months ended September 30, 2005, respectively.

Income Taxes. Income tax expense decreased by $50,000 and $30,000 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The effective tax rate for the nine month periods in 2006 and 2005 was 32% and 31%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $109,000 and $97,000 for the three and nine months ended September 30, 2006, respectively as compared to the same periods in 2005. The change in net income during the first nine months and third quarter of 2006 is primarily due to the increases in the provision for loan losses and other expenses as well as the decrease in other income offsetting the increases in net interest income for the same periods.

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

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2006	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: November 14, 2006	/s/ Dane Alexander
Dane Alexander
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)