Form 10KSB
period 2006-12-31
CAPITOL CITY BANCSHARES INC
filed 2007-04-02
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The Registrant’s gross revenues for its most recent fiscal year ended December 31, 2006 were $22,024,888.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant on March 15, 2007, was $13,554,320. The aggregate market value of the common stock held by nonaffiliates was computed by reference to the price at which the common stock was sold on the average price of $10.00, as of March 15, 2007. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock. For the purpose of this response, directors, executive offices and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2007, was 2,188,352 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s 2007 Annual Report to Shareholders and definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

CAPITOL CITY BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Capitol City Bank & Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from seven locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield-Jackson International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083 and 301 W. Oglethorpe Boulevard, Albany, Georgia 31707; 339 Martin Luther King, Jr. Blvd., Savannah, Georgia 31401 and 1268 Broad Street, Augusta, Georgia 30901. An eighth location in Atlanta at 94 Peachtree Street, Atlanta, Georgia is expected to open in the second half of 2007.

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

As of December 31, 2006, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Wachovia National Bank of Georgia, The Bankers Bank and The Federal Home Loan Bank of Atlanta. The correspondent bank provides certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

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

Competition

The banking business in the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In addition to large national banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of service that compete in the Bank’s markets.

Capitol City Home Loans, Inc.

The mortgage company has an office in the Stone Mountain area and provides mortgage loan origination services in the same primary market areas as the Bank. The mortgage company was incorporated in 2002 and currently originates mortgage loans and brokers the loans to independent investors.

Employees

As of December 31, 2006, the Company had 76 full-time employees and 12 part-time employees. In the opinion of management, the Company enjoys an excellent relationship with its employees. The Company is not a party to any collective bargaining agreements.

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

As of December 31, 2006, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 9.28% and 10.53%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 14 to the Notes to Consolidated Financial Statements.

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

The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company—the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses,

(ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2006, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2006.

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

In May of 2006, the Company purchased property located at 94 Peachtree Street, Atlanta, Georgia for the purpose of opening an eighth branch office. The branch opening is expected in the second half of 2007.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation, except as described below, in which the outcome will have a material effect on the consolidated financial statements.

1. On February 9, 2007, Capitol City Bancshares, Inc. (the “Company”) entered into a settlement agreement involving previously disclosed litigation with another financial institution group with a similar name regarding claims and counterclaims of trademark infringement. Pursuant to the settlement agreement, all claims and counterclaims of all parties were dismissed with prejudice. The Company incurred no liability. The specific terms of the agreement are confidential.

2. All claims filed by the Commissioner of Insurance for the State against Capitol City Bank & Trust Company (the “Bank”), a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868, have been adjudicated and/or settled, and no claims are pending against the Company or the Bank in this proceeding. The Bank remains a party in name only as the action has been appealed on matters involving the other named parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2006, the Company held a special shareholders meeting to vote upon a proposed amendment to the articles of incorporation of the Company that authorized the board of directors to issue up to $5,000,000 in preferred stock. The results of the vote were as follows:

FOR 1,270,748	AGAINST	0	ABSTAIN 0

The proposed amendment was approved by the required majority of the shares cast at the meeting.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends

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

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2006 First Quarter	$10.00	$7.00
Second Quarter	$10.00	$7.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

2005 First Quarter	$6.00	$6.00
Second Quarter	$6.00	$6.00
Third Quarter	$6.00	$6.00
Fourth Quarter	$10.00	$6.00

*	Adjusted for a 4 for 1 stock split effective March 1, 2005.

As of December 31, 2006, the Company had approximately 1,158 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the Georgia Department of Banking and Finance. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2006 of $.07 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warranties and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	418,000	$2.67	158,400
Equity compensation plans not approved by security holders	0	0	0
Total	418,000	$2.67	158,400

All amounts are post-split adjusted.

Unregistered Sale of Equity Securities

On February 28, 2007, Capitol City Bancshares, Inc. sold 10,000 shares of Series A non-cumulative, nonvoting, $100 par value preferred stock to an institutional investor for cash consideration of $1,000,000. The terms of the preferred stock issuance are shown on the Amendment to the Articles of Incorporation filed on February 15, 2007 with the Secretary of State of Georgia. No underwriting discounts or commissions were paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Summary

During 2006, we experienced growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2006, we reported total assets of $250.1 million, an increase of 3.7% over 2005. Total interest-earning assets increased by $7.1 million, or 3.1%, and total deposits increased by $9.0 million, or 4.1% from 2005 to 2006. Total loans increased by $8.8 million, or 5.1%, as compared to the same period in 2005. Net income for the year ended December 31, 2006 decreased by $50,000 as compared to the year ended December 31, 2005.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2006, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2006, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2006, our total equity increased by $2.1 million. This increase consists of net income of $2.1 million, exercise of stock options and the related tax benefit of $107,000, and a decrease in accumulated other comprehensive loss, net of tax, of $58,000, offset by dividends paid of $153,000. At December 31, 2006, our total stockholders’ equity was $15.6 million.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2006, the Company’s and Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2006 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	7.59%	7.75%	4.00%
Risk-based capital ratios:
Tier 1 capital	9.28%	9.49%	4.00%
Total capital	10.53%	10.74%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2006 and 2005 were $17.9 million and $17.2 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table presents the Company’s contractual obligations as of December 31, 2006.

	Payments Due After December 31, 2006
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$622	$85	$170	$170	$197
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$4,025	$85	$170	$170	$3,600

We did not have any material commitments for capital expenditures at December 31, 2006.

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

BALANCE SHEETS

Total assets increased approximately $9.0 million or 3.7% from 2005 to 2006 compared to an increase of $50.4 million for the year ended December 31, 2005. The most significant increase was in total loans which increased by $8.8 million. Securities available for sale decreased in 2006 by $1.2 million. Our loan to deposit ratio was 80.0% at December 31, 2006 compared to 79.2% at December 31, 2005.

The increase in assets was funded primarily by an increase in deposits of $9.0 million or 4.1% as compared to a $44.3 million increase in 2005. The net increase was made up of an increase in interest-bearing deposits of $11.3 million and an decrease in noninterest-bearing deposits of $2.3 million. Time deposits of $100,000 or more increased during this same time period by $9.2 million, to $47.1 million. Noninterest-bearing deposits accounted for 13.4% and 15.1% of total deposits at December 31, 2006 and 2005, respectively. The significance of a high ratio of noninterest-bearing deposits to total deposits is a higher net interest spread and net interest margin. Brokered certificates of deposit decreased $8.5 million to $25.3 million as of December 31, 2006.

Average total assets increased $30.6 million from 2005 to 2006. Average interest-earning assets increased $25.1 million from 2005 to 2006, including an increase in average total loans of $17.9 million. Average interest-bearing liabilities increased during the same period by $23.3 million from $174.2 to $197.5 million. These increases in average balances for the year ended December 31, 2006 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 14.1% and 11.4%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

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

The yield on interest-earning assets increased by 83 basis points to 8.48% in 2006, as compared to 7.65% in 2005. The increase in the yield on interest-earning assets is primarily the result of the increase in average loans, which increased $17.9 million. Average loans represented 75.6% and 76.2% of total interest-earning assets at December 31, 2006 and 2005, respectively. Due to the increase in volume in interest-earning assets, we were able to increase our net interest income for the year ended December 31, 2006 as compared to the same period in 2005. The net effect on net interest income was an increase of $1.5 million, or 16.7% as compared to 2005. The net yield on average interest-earning assets increased 17 basis points to 4.69% during 2006 from 4.52% during 2005. The yield on average interest-bearing liabilities increased 73 basis points to 4.43% in 2006 compared to 3.70% in 2005. The increase in the rate paid on average interest-bearing liabilities is due to the increase of $24.9 million in certificates of deposit as compared to December 31, 2005. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand. The increase in the yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 100 basis point increase in Prime Rate since December 31, 2005.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased for the year ended December 31, 2006 from $775,000 to $695,000, or by $80,000.

Total loan charge-offs decreased by $139,000 from $408,000 in 2005 to $269,000 for the year ended 2006, and recoveries decreased from $210,000 to $128,000, resulting in net charge-offs of $141,000 and $198,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in net charge-offs of $57,000 resulted in a net charge-off to average loans ratio of 0.08% in 2006 as compared to 0.13% in 2005.

Our allowance for loan loss was $3.3 million at December 31, 2006 compared to $2.8 million at December 31, 2005. The allowance as a percentage of total loans increased to 1.83% in 2006 as compared to 1.60% in 2005. As of December 31, 2006, there were $4.9 million of impaired loans as compared to $2.6 million in 2005. Impaired loans consist of non-accrual loans and we have determined that a valuation allowance of approximately $702,000 is required for these loans as of December 31, 2006. Due to collateral values on the underlying loans, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest increased at December 31, 2006 as compared to 2005, from $944,000 to $1.8 million. In addition to non-accrual loans, the Company also has other real estate, which is considered a nonperforming asset. At December 31, 2006, the balance in other real estate was $891,000 compared to $3.0 million at December 31, 2005. Other real estate consists of two pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to other real estate. Considering all these circumstances and the provisions for loan losses recognized in 2006, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2006.

Other income decreased $272,000 or 10.1% in 2006 compared to an increase of $175,000 in 2005. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Approximately 72% and 72% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2006 and 2005, respectively. Mortgage origination income decreased by $45,000 in 2006 due to a lower volume of mortgage originations.

Other expenses increased $1.4 million or 17.0% during 2006 compared to $1.7 million in 2005. The increase is due partially to an increase in salaries and employee benefits of $626,000. The increase in salaries and employee benefits is due to increases in the cost of benefits and annual salary increases. The number of employees decreased in 2006 to 72 from 76. Other operating expenses increased $590,000 in 2006 as compared to $1.0 million in 2005. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. The most significant increases in other expenses were increases of $181,000 in audit and professional fees and an increase of $252,000 in computer expenses for the year ended December 31, 2006. Legal expenses increased by $306,000 from $381,000 to $687,000 and included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as the aforementioned lawsuit.

During 2006, we recognized income tax expense of $1.0 million compared to $983,000 in 2005. The effective tax rate was 33% and 31% for the years ended December 31, 2006 and 2005. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	December 31,
	2006	2005
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$4,531	$4,258
Taxable securities	42,613	33,234
Nontaxable securities	10,558	11,970
Unrealized gains (losses) on securities available for sale	(853)	(176)
Federal funds sold	3,111	3,834
Loans (2)(3)	174,735	156,842
Allowance for loan losses	(2,801)	(2,128)
Other assets	16,421	9,869

	$248,315	$217,703

Total interest-earning assets	$231,017	$205,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$32,745	$29,608
Interest-bearing demand and savings	31,671	34,029
Time	159,745	134,810
Total deposits	224,161	198,447
Note payable	690	682
Securities sold under repurchase agreements	1,968	1,247
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	3,418	1,153

Total liabilities	233,640	204,932

Stockholders’ equity (4)	14,675	12,771

	$248,315	$217,703

Total interest-bearing liabilities	$197,477	$174,171

(1)	Average balances were determined using the daily average balances.
(2)	Nonaccrual loans of $4.1 million and $4.4 million are included in the average balances of loans for 2006 and 2005, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes average unrealized losses on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2006		2005
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$17,199	9.84%	$13,873	8.85%
Interest on taxable securities	1,858	4.36	1,299	3.91
Interest on nontaxable securities(2)	397	3.76	455	3.80
Interest on federal funds sold	145	4.67	117	3.05

Total interest income	19,599	8.48	15,744	7.65

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	879	2.78%	761	2.24%
Interest on time deposits	7,448	4.66	5,402	4.01
Interest on note payable	39	5.63	39	5.72
Interest on securities sold under repurchase agreements	108	5.50	22	1.76
Interest on company guaranteed trust preferred securities	280	8.23	224	6.58

Total interest expense	8,754	4.43	6,448	3.70

NET INTEREST INCOME	$10,845		$9,296

Net interest spread		4.05%		3.95%

Net yield on average interest-earning assets		4.69%		4.52%

(1)	Interest on loans includes approximately $1.3 million of loan fee income for the years ended December 31, 2006 and 2005.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

		2006 vs. 2005 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$1,647	$1,679	$3,326
Interest on taxable securities	162	397	559
Interest on nontaxable securities	(5)	(53)	(58)
Interest on federal funds sold	43	(15)	28

Total interest income	1,847	2,008	3,855

Interest on interest-bearing demand and savings deposits	166	(48)	118
Interest on time deposits	955	1,091	2,046
Interest on note payable	—	—	—
Interest on securities sold under repurchase agreements	68	18	86
Interest on company guaranteed trust preferred securities	56	—	56

Total interest expense	1,245	1,061	2,306

Net interest income	$602	$947	$1,549

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

At December 31, 2006, our cumulative one year interest rate sensitivity gap ratio was 167%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$34	$—	$—	$—	$34
Federal funds sold	1,592	—	—	—	1,592
Securities available for sale	5,793	5,350	21,677	18,030	50,850
Restricted equity securities	481	—	—	—	481
Loans(1)	124,111	25,338	25,265	2,431	177,145

	132,011	30,688	46,942	20,461	230,102

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	30,113	—	—	—	30,113
Certificates, less than $100,000	13,208	21,675	84,206	—	119,089
Certificates, $100,000 and over	13,649	12,703	20,798	—	47,150
Note payable	—	85	340	197	622
Securities sold under repurchase agreements	2,000	—	—	—	2,000
Company guaranteed trust preferred securities	3,403	—	—	—	3,403

	62,373	34,363	105,344	197	$202,377

Interest rate sensitivity gap	$69,638	$(3,775)	$(58,402)	$20,264

Cumulative interest rate sensitivity gap	$69,638	$65,863	$7,461	$27,725

Interest rate sensitivity gap ratio	1.90	0.89	0.45

Cumulative interest rate sensitivity gap ratio	1.90	1.68	1.04	1.14

(1)	Excludes nonaccrual loans of $4.9 million.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category because these deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 84% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Government and federal agencies (includes U.S. Treasury securities)	$40,015	$37,182
State and municipal securities	9,526	11,818
Other securities, including equity securities(1)	1,790	3,471

	$51,331	$52,471

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and Federal Agencies (Includes U.S. Treasury Securities)		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield
	(Dollars in Thousands)
One year or less	$4,723	2.95%	$2,333	3.68%	$—	—%
After one through five years	10,200	4.34	5,772	3.69	506	6.48%
After five through ten years	4,341	4.97	1,521	4.15	650	9.50%
Greater than ten years	20,751	4.67	—	—	103	8.66%

	$40,015	4.42%	$9,526	3.76%	$1,259	7.56%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial	$43,409	$28,884
Real estate-construction	5,096	1,069
Real estate-mortgage	126,785	136,692
Consumer	6,709	6,730

	$181,999	$173,375

As of December 31, 2006 and 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2006		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$315	23.85%	$519	16.66%
Real estate	1,095	72.46	715	79.46
Consumer	1,907	3.69	1,529	3.88

	$3,317	100.00%	$2,763	100.00%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
2006
Commercial
One year or less	$20,096
After one through five years	20,293
After five years	3,020

$43,409

Construction
One year or less	$5,096
After one through five years	—
After five years	—

$5,096

Other
One year or less	$43,084
After one through five years	82,065
After five years	8,345

133,494

$181,999

The following table summarizes loans at December 31, 2006 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$30,502
Floating or adjustable interest rates	83,221

$113,723

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2006	2005
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$4,855	$2,556

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,752	944

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2006 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$348,429

Interest income that was recorded on nonaccrual loans	$—

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

	December 31,
	2006	2005
	(Dollars in Thousands)

Average balance of loans outstanding	$174,735	$156,842

Balance of allowance for loan losses at beginning of year	$2,763	$2,186

Charge-offs:
Installment	(117)	(192)
Commercial	(30)	(56)
Real estate	(122)	(160)

	(269)	(408)

Recoveries:
Installment	68	72
Commercial	56	80
Real estate	4	58

	128	210

Net charge-offs	(141)	(198)

Addition to allowance charged to operating expenses	695	775

Balance of allowance for loan losses	$3,317	$2,763

Ratio of net loan charge-offs to average loans	0.08%	0.13%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$32,745	—%	$29,608	—%
Interest-bearing demand and savings	31,671	2.78	34,029	2.24
Time deposits	159,745	4.66	134,810	4.01

Total	$224,161	4.35%	$198,447	3.65%

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2006 for the periods indicated.

(Dollars in Thousands)
Three months or less	$13,649
Over three through twelve months	12,703
Over twelve months	20,798

Total	$47,150

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2006	2005
Return on assets (1)	.84%	.98%
Return on equity (2)	14.26	16.77
Dividend payout (3)	7.29	6.00
Equity to assets (4)	5.91	5.87

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by basic earnings per share.

(4)	Average equity divided by average total assets.

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - December 31, 2006 and 2005

Consolidated Statements of Comprehensive Income - December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - December 31, 2006 and 2005

Consolidated Statements of Cash Flows - December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet - December 31, 2006

Consolidating Statement of Income - December 31, 2006

33

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The principal independent accountant of the Company and the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period. There has been no reporting disagreements on any matter of accounting principle, practice, financial statement disclosure of auditing scope or procedure during the two most recent fiscal years.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Code of Ethics

Upon written request, the Company’s Code of Ethics Policy shall be furnished to shareholders without charge. Please direct your written request to Gladys Richard, Capitol City Bancshares, Inc., 562 Lee Street, S.W., Atlanta, Georgia 30311.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	EXHIBITS

(a)	The following documents are filed a part of this report:

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC.

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.

99.1	Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 2, 2007.

Signature	Title

/s/ George G. Andrews George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue Dr. Gloria Campbell-D’Hue	Director

/s/ J. Al Cochran J. Al Cochran	Director

/s/ Leon Goodrum Leon Goodrum	Chairman

/s/ Agnes H. Harper Agnes H. Harper	Director

/s/ Charles W. Harrison Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes Robert A. Holmes	Director

/s/ Moses M. Jones Moses M. Jones	Director

/s/ Marian S. Jordan Marian S. Jordan	Director

/s/ Kaneta R. Lott Kaneta R. Lott	Director

/s/ Donald F. Marshall Donald F. Marshall	Director

/s/ George C. Miller, Jr. George C. Miller, Jr.	Director

/s/ Elvin Mitchell, Sr. Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat Roy W. Sweat	Director

/s/ William Thomas William Thomas	Director

/s/ Cordy T. Vivian Cordy T. Vivian	Director

/s/ Tatina Brooks Tatina Brooks	Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Company

23.1	Consent of Nichols Cauley & Associates, LLC

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.

99.1	Consolidated Financial Statements