Form 10QSB
period 2007-03-31
CAPITOL CITY BANCSHARES INC
filed 2007-05-15
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

Assets

Cash and due from banks	$4,137,824
Interest-bearing deposits at other financial institutions	41,704
Federal funds sold	3,886,000
Securities available for sale, at fair value	61,181,654
Restricted equity securities, at cost	481,000

Loans, net of unearned income	177,995,651
Less allowance for loan losses	3,318,639

Loans, net	174,677,012

Premises and equipment, net	9,249,163
Other real estate owned	445,050
Other assets	4,985,547

Total assets	$259,084,954

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$33,297,220
Interest-bearing	200,544,921

Total deposits	233,842,141
Note payable	622,000
Securities sold under repurchase agreements	2,000,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,950,622

Total liabilities	241,817,763

Stockholders’ equity
Series A non-cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	10,904,446
Accumulated other comprehensive loss	(277,947)

Total stockholders’ equity	17,267,191

Total liabilities and stockholders’ equity	$259,084,954

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$4,208,364	$3,944,981
Securities:
Taxable	514,167	436,422
Nontaxable	89,655	106,996
Federal funds sold	69,067	40,722

Total interest income	4,881,253	4,529,121

Interest expense:
Deposits	2,309,674	1,892,633
Other borrowings	86,573	128,721

Total interest expense	2,396,247	2,021,354

Net interest income	2,485,006	2,507,767
Provision for loan losses	—	124,100

Net interest income after provision for loan losses	2,485,006	2,383,667

Other income:
Service charges on deposit accounts	476,335	461,443
Other fees and commissions	5,016	16,604
Mortgage origination income	8,642	31,680
Other operating income	68,768	45,018

Total other income	558,761	554,745

Other expenses:
Salaries and employee benefits	946,257	953,844
Occupancy and equipment expenses, net	288,047	260,115
Other operating expenses	898,126	1,052,495

Total other expenses	2,132,430	2,266,454

Income before income taxes	911,337	671,958
Income tax expense	308,321	202,501

Net income	603,016	469,457

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	110,877	(120,256)

Comprehensive income	$713,893	$349,201

Basic earnings per common share	$0.28	$0.22

Diluted earnings per common share	$0.25	$0.20

Cash dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$603,016	$469,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,847	121,250
Provision for loan losses	—	124,100
Loss on sale of other real estate owned	2,257	—
Net other operating activities	76,899	221,356

Net cash provided by operating activities	806,019	936,163

INVESTING ACTIVITIES
Purchases of securities available for sale	(13,180,325)	(4,951,154)
Proceeds from maturities of securities available for sale	3,016,913	2,471,508
Net increase in interest-bearing deposits	(7,477)	(9,921)
Net increase in federal funds sold	(2,294,000)	(1,556,000)
Net decrease in loans	3,095,574	148,020
Purchase of premises and equipment	(257,164)	(139,603)
Proceeds from sale of other real estate owned	674,663	—

Net cash used in investing activities	(8,951,816)	(4,037,150)

FINANCING ACTIVITIES
Net increase in deposits	6,991,373	5,127,578
Net decrease in securities sold under repurchase agreements	—	(1,000,000)
Proceeds from exercise of stock options	—	50,000
Issuance of preferred stock	1,000,000	—

Net cash provided by financing activities	7,991,373	4,177,578

Net increase (decrease) in cash and due from banks	(154,424)	1,076,591
Cash and due from banks, beginning of period	4,292,248	3,253,013

Cash and due from banks, end of period	$4,137,824	$4,329,604

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,431,227	$2,008,970
Income taxes	$—	$—

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$216,911	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Net income	$603,016	$469,457

Weighted average common shares outstanding	2,188,352	2,175,019
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	216,934	230,045

Total weighted average common shares and common stock equivalents outstanding	2,405,286	2,405,064

Diluted earnings per common share	$0.25	$0.20

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

At December 31, 2006, all outstanding options were fully vested and there were no options granted during the three months ended March 31, 2007 and 2006. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2007 and 2006.

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67
Options granted	—	—
Options exercised	—	—

Options outstanding end of period	418,000	2.67	2.8 Yrs

Outstanding exercisable end of period	418,000	2.67	2.8 Yrs

The range of option prices for options outstanding and exercisable at March 31, 2007 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at March 31, 2007. At March 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not chosen to early adopt this statement.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2007 by $9.0 million from $250.1 million to $259.1 million, or 3.60% for the quarter. The growth was funded by increases in total deposits, which increased by $7.0 million, or 3.08%. The increase in total assets for the quarter ended March 31, 2007 consisted primarily of an increase of $10.3 million in securities available for sale, an increase of $2.3 million in federal funds sold, offset by a decrease in net loans of $3.3 million. The loan to deposit ratio at March 31, 2007 was 76% compared to 80% at December 31, 2006.

Stockholders’ equity increased by $1.7 million for the quarter ended March 31, 2007. This net increase consisted of net income of $603,000, a net decrease in accumulated other comprehensive losses of $111,000, and issuance of preferred stock of $1 million.

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

At March 31, 2007, the Bank’s liquidity ratio of 19.86% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2007, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2007 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	8.22%	8.36%	4.00%
Risk-Based Capital Ratios
Core Capital	9.53%	9.70%	4.00%
Total Capital	10.78%	10.95%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2007 are as follows:

March 31, 2007
Commitments to extend credit	$14,460,000
Financial standby letters of credit	2,724,000
Other standby letters of credit	434,000

$17,618,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Net Interest Income. Net interest income decreased by $23,000 or by .91% for the quarter ended March 31, 2007 compared to the same period in 2006. The decrease in net interest income for the quarter is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 4.33% at March 31, 2007 as compared to 4.53% at March 31, 2006 and 4.69% for the year ended December 31, 2006.

The yield on interest-earning assets increased from 8.18% to 8.51%, or 33 basis points, from March 31, 2006 to March 31, 2007. The rate paid on interest-bearing liabilities increased from 4.23% to 4.75% or 52 basis points for the same period. The increase in the rate paid on interest-bearing liabilities is due primarily to a higher cost of funds which is the result of strong competition for deposits in our market areas.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. No provision was made during the three month period ending March 31, 2007 as compared to a provision of $124,000 made during the three month period ending March 31, 2006. The allowance for loan loss as a percentage of total loans was 1.86%, 1.83% and 1.67% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Total nonaccrual loans increased by $821,000, net charge-offs decreased by $8,000, and loans past due ninety days or more and still accruing decreased by $48,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2007 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2007 and 2006, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Total nonaccruing loans	$5,741	$4,920
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	154	202
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$179,265	$168,954

Balance of allowance for loan losses at beginning of period	$3,317	$2,763

Loans charged off
Commercial	(2)	(5)
Real estate	—	—
Installment	(21)	(10)

	(23)	(15)

Loans recovered
Commercial	13	1
Real estate	—	4
Installment	12	4

	25	9

Net (charge-offs) recoveries	2	(6)

Additions to allowance charged to operating expense during period	—	124

Balance of allowance for loan losses at end of period	$3,319	$2,881

Ratio of net loans charged-off during the period to average loans outstanding	—%	—%

Other Income. Other income increased by $4,000, or .72% for the quarter ended March 31, 2007 compared to the same period in 2006. The most significant component of other income is service charges on deposit accounts which accounts for 85% and 83% of total other income for March 31, 2007 and 2006, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses decreased by $134,000, or 5.91% for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease consists of decreases of $8,000 in salaries and employee benefits and $154,000 in other operating expenses, offset by an increase of $28,000 in occupancy and equipment expenses. At March 31, 2007 and 2006, the number of full-time equivalent employees was 87. The most significant decrease in other expenses was legal expenses which decreased $296,000 compared to March 31, 2006. Legal expenses in 2006 included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company. As of March 31, 2007, both of these lawsuits have been settled.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three months ended March 31, 2007 was $11,000, as compared to a loss of $18,000 for the three months ended March 31, 2006.

Income Taxes. Income tax expense increased by $106,000 for the three months ended March 31, 2007 as compared to 2006. The effective tax rate for 2007 and 2006 was 34% and 30%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $134,000 for the three months ended March 31, 2007 as compared to the same period in 2006 The increase in net income for the three months ended March 31, 2007 compared to the same period in 2006 is mainly due to the decrease in other expenses and lower provision for loan losses.

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-KSB (filed with the Commission on April 2, 2007) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrants 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: May 15, 2007	/s/ George G. Andrews
George G. Andrews
President, Chief Executive Officer and Director

Date: May 15, 2007	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and
Accounting Officer)