Form 10KSB/A
period 2006-12-31
CAPITOL CITY BANCSHARES INC
filed 2007-05-21
CIK 1070295

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s 2007 Annual Report to Shareholders and definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Capitol City Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate the Officer’s Certificates in Exhibits 31.1, 31.2 and 32.1 of the Original Filing to make certain corrections and clarifications, including deleting all certifications by Tatina Brooks and replacing them with the certifications of Wilhelmina Hackney, to the information presented in the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2007.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ GEORGE G. ANDREWS, PRESIDENT
GEORGE G. ANDREWS, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer