Form 10QSB
period 2007-06-30
CAPITOL CITY BANCSHARES INC
filed 2007-08-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

Assets
Cash and due from banks	$4,647,971
Interest-bearing deposits at other financial institutions	81,484
Federal funds sold	1,575,000
Securities available for sale, at fair value	57,117,077
Restricted equity securities, at cost	449,400
Loans, net of unearned income	179,819,059
Less allowance for loan losses	3,267,697

Loans, net	176,551,362

Premises and equipment, net	9,882,021
Other real estate owned	646,670
Other assets	5,184,110

Total assets	$256,135,095

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,435,271
Interest-bearing	202,585,045

Total deposits	233,020,316
Note payable	622,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	1,808,130

Total liabilities	238,853,446

Stockholders’ equity
Series A non-cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	11,266,676
Accumulated other comprehensive loss	(625,719)

Total stockholders’ equity	17,281,649

Total liabilities and stockholders’ equity	$256,135,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$4,384,520	$4,292,361	$8,592,884	$8,237,342
Deposits in banks	1,607	—	1,607	—
Securities:
Taxable	612,931	470,593	1,127,098	907,015
Nontaxable	79,135	98,307	168,790	205,303
Federal funds sold	31,618	35,435	100,685	76,157

Total interest income	5,109,811	4,896,696	9,991,064	9,425,817

Interest expense:
Deposits	2,389,220	2,027,088	4,698,894	3,919,721
Other borrowings	116,860	95,888	203,433	224,609

Total interest expense	2,506,080	2,122,976	4,902,327	4,144,330

Net interest income	2,603,731	2,773,720	5,088,737	5,281,487
Provision for loan losses	25,000	121,000	25,000	245,100

Net interest income after provision for loan losses	2,578,731	2,652,720	5,063,737	5,036,387

Other income:
Service charges on deposit accounts	527,593	507,310	1,003,928	968,753
Other fees and commissions	36,222	(5,756)	41,238	10,848
Mortgage origination income	14,343	45,705	22,985	77,385
Other operating income	(274)	42,674	68,494	87,692

Total other income	577,884	589,933	1,136,645	1,144,678

Other expenses:
Salaries and employee benefits	1,006,475	958,695	1,952,732	1,912,539
Occupancy and equipment expenses, net	272,945	311,616	560,992	571,731
Loss on sale of securities available for sale	2,698	—	2,698	—
Other operating expenses	1,007,261	1,240,910	1,905,387	2,293,405

Total other expenses	2,289,379	2,511,221	4,421,809	4,777,675

Income before income taxes	867,236	731,432	1,778,573	1,403,390
Income tax expense	285,886	227,949	594,207	430,450

Net income	581,350	503,483	1,184,366	972,940

Other comprehensive income (loss)
Unrealized losses on securities available for sale arising during period, net of tax	(349,553)	(242,288)	(238,676)	(362,544)
Reclassification adjustment for losses realized in net income, net of tax	1,781	—	1,781	—

Comprehensive income	$233,578	$261,195	$947,471	$610,396

Basic earnings per common share	$0.27	$0.23	$0.54	$0.45

Diluted earnings per common share	$0.24	$0.21	$0.49	$0.40

Cash dividends declared per share of common stock	$0.10	$0.07	$0.10	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,184,366	$972,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249,546	242,869
Provision for loan losses	25,000	245,100
Loss on sales of securities available for sale	2,698	—
Loss on sale of other real estate owned	2,257	—
Net other operating activities	(85,015)	(178,997)

Net cash provided by operating activities	1,378,852	1,281,912

INVESTING ACTIVITIES
Purchases of securities available for sale	(17,890,357)	(4,951,154)
Proceeds from maturities of securities available for sale	6,767,157	4,648,511
Proceeds from sales of securities available for sale	4,494,754	—
Net (increase) decrease in interest-bearing deposits	(47,257)	91,336
Net (increase) decrease in federal funds sold	17,000	(1,944,000)
(Purchase) redemption of restricted equity securities	31,600	(102,600)
Net (increase) decrease in loans	994,604	(1,775,932)
Proceeds from sale of other real estate owned	674,663	—
Purchase of premises and equipment	(1,015,721)	(231,278)

Net cash used in investing activities	(5,973,557)	(4,265,117)

FINANCING ACTIVITIES
Net increase in deposits	6,169,548	5,767,879
Net decrease in securities sold under repurchase agreements	(2,000,000)	(1,000,000)
Proceeds from exercise of stock options	—	50,000
Issuance of preferred stock	1,000,000	—
Dividends paid to shareholders	(219,120)	—

Net cash provided by financing activities	4,950,428	4,817,879

Net increase in cash and due from banks	355,723	1,834,674
Cash and due from banks, beginning of period	4,292,248	3,253,013

Cash and due from banks, end of period	$4,647,971	$5,087,687

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,736,013	$3,823,560
Income taxes	$648,422	$517,178
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$418,531	$604,000
Financed sales of other real estate owned	$—	$604,000
Transfer of other real estate to premises and equipment	$—	$2,518,407

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$581,350	$503,483	$1,184,366	$972,940

Weighted average common shares outstanding	2,188,352	2,188,352	2,188,352	2,181,722
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	217,684	216,934	217,684	223,453

Total weighted average common shares and common stock equivalents outstanding	2,406,036	2,405,286	2,406,036	2,405,175

Diluted earnings per common share	$0.24	$0.21	$0.49	$0.40

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

At December 31, 2006, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2007 and 2006. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2007.

The following table represents stock option activity for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67	418,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	—	—

Options outstanding end of period	418,000	2.67	418,000	2.67	2.5 Yrs

Outstanding exercisable end of period	418,000	2.67	418,000	2.67	2.5 Yrs

The range of option prices for options outstanding and exercisable at June 30, 2007 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at June 30, 2007. At June 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

NOTE 4.   CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and did not have a material impact on the Company’s financial condition or results of operations.

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

FINANCIAL CONDITION

Total assets increased during the first six months of 2007 by $6.0 million from $250.1 million to $256.1 million, or 2.40%. The growth was funded by increases in total deposits, which increased by $6.0 million, or 2.72%. The increase in total assets for the six months ended June 30, 2007 consisted primarily of a net increase of $6.3 million in securities available for sale. The loan to deposit ratio at June 30, 2007 was 77% compared to 80% at December 31, 2006.

Stockholders’ equity increased by $1.7 million for the six months ended June 30, 2007. This net increase consisted of net income of $1.2 million and issuance of preferred stock of $1 million less dividends declared of $219,000, and a net increase in accumulated other comprehensive losses of $237,000.

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

At June 30, 2007, the Bank’s liquidity ratio of 17.60% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2007, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2007 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	8.28%	8.30%	4.00%
Risk-Based Capital Ratios
Core Capital	9.83%	9.86%	4.00%
Total Capital	11.08%	11.12%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2007 are as follows:

June 30, 2007
Commitments to extend credit	$17,517,000
Financial standby letters of credit	1,724,000
Other standby letters of credit	584,000

$19,825,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

Net Interest Income. Net interest income decreased by $170,000 and $193,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 4.39% at June 30, 2007 as compared to 4.72% at June 30, 2006 and 4.69% for the entire year ended December 31, 2006.

The yield on interest-earning assets increased to 8.62%, or 19 basis points, from June 30, 2006 to June 30, 2007. The rate paid on interest-bearing liabilities increased from 4.28% to 4.82%, or 54 basis points, for the same period. The increase in the rate paid on interest-bearing liabilities is due primarily to a higher cost of funds which is the result of strong competition for deposits in our market areas.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $25,000 was made during the six month period ending June 30, 2007 as compared to a provision of $245,000 made during the six month period ending June 30, 2006. The allowance for loan loss as a percentage of total loans was 1.82%, 1.83%, and 1.68% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Total nonaccrual loans increased by $1,012,000, net charge-offs decreased by $8,000, and loans past due ninety days or more and still accruing increased by $496,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2007 is adequate to absorb any foreseeable losses in the loan portfolio.

At June 30, 2007 and 2006, nonaccrual, past due and restructured loans were as follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Total nonaccruing loans	$5,166	$4,154
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	599	103
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$172,459	$168,814

Balance of allowance for loan losses at beginning of period	$3,317	$2,763

Loans charged off
Commercial	(102)	(13)
Real estate	—	(73)
Installment	(28)	(31)

	(130)	(117)

Loans recovered
Commercial	13	23
Real estate	—	4
Installment	43	7

	56	34

Net charge-offs	(74)	(83)

Additions to allowance charged to operating expense during period	25	245

Balance of allowance for loan losses at end of period	$3,268	$2,925

Ratio of net loans charged-off during the period to average loans outstanding	.04%	.05%

Other Income. Other income decreased by $12,000 and $8,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The most significant component of other income is service charges on deposit accounts which accounts for 88% and 85% of total other income for June 30, 2007 and 2006, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses decreased by $222,000 and $356,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decreases consist of decreases of $39,000 and $11,000 in occupancy and equipment expenses, and $234,000 and $388,000 in other operating expenses for the three and six month periods, offset by increases of $48,000 and $40,000 in salaries and employee benefits, and increases of $3,000 and $3,000 in losses on sales of securities available for sale, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees. At June 30, 2007, the number of full-time equivalent employees was 92 compared to 89 at June 30, 2006. The decrease in other expenses were primarily the result of decreased legal fees of $501,000 which were partially offset by increased professional and consultant fees of $112,000. Legal expenses in 2006 included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company. As of June 30, 2007, both of these lawsuits have been settled.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three and six months ended June 30, 2007 was $25,000 and $36,000, respectively, as compared to a loss of $3,000 and $21,000 for the three and six months ended June 30, 2006, respectively.

Income Taxes. Income tax expense increased by $58,000 and $164,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The effective tax rate for the six month periods in 2007 and 2006 was 33% and 31%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income increased by $78,000 and $211,000 for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increase in net income during the first six months and second quarter of 2007 is mainly due to the decreases in other expenses and lower provision for loan losses.

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

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 26, 2007. A total of 1,279,128 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal: To elect the fifteen nominees to serve as directors for the following year.

Directors	For	Against	Abstain
George D. Andrews	1,279,126	0	2
Dr. Gloria Campbell D’Hue	1,279,126	0	2
J. Al Cochran	1,279,126	0	2
Leon Goodrum	1,279,126	0	2
Agnes H. Harper	1,279,126	0	2
Charles W. Harrison	1,279,126	0	2
Robert A. Holmes	1,279,126	0	2
Moses M. Jones	1,279,126	0	2
Marian S. Jordan	1,279,126	0	2
Kaneta R. Lott	1,279,126	0	2
Donald F. Marshall	1,279,126	0	2
Elvin Mitchell, Sr.	1,279,126	0	2
Roy W. Sweat	1,279,126	0	2
William Thomas	1,279,126	0	2
Cordy T. Vivian	1,279,126	0	2

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

CAPITOL CITY BANCSHARES, INC.

Date: August 14, 2007	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 14, 2007	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)