Form 10QSB
period 2007-09-30
CAPITOL CITY BANCSHARES INC
filed 2007-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007: 2,188,352; $1.50 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

Assets
Cash and due from banks	$4,094,475
Interest-bearing deposits at other financial institutions	89,315
Federal funds sold	5,058,000
Securities available for sale, at fair value	53,183,219
Restricted equity securities, at cost	449,400
Loans, net of unearned income	188,307,787
Less allowance for loan losses	3,204,798

Loans, net	185,102,989

Premises and equipment, net	10,341,344
Other real estate owned	502,218
Other assets	4,817,698

Total assets	$263,638,658

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$28,855,321
Interest-bearing	210,197,484

Total deposits	239,052,805
Note payable	537,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	2,393,494

Total liabilities	245,386,299

Stockholders’ equity
Series A non-cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,188,352 shares issued and outstanding	3,282,528
Surplus	2,358,164
Retained earnings	11,885,958
Accumulated other comprehensive loss	(274,291)

Total stockholders’ equity	18,252,359

Total liabilities and stockholders’ equity	$263,638,658

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$4,457,063	$4,452,817	$13,049,947	$12,690,159
Deposits in banks	1,138	—	2,745	—
Securities:
Taxable	582,497	465,722	1,709,595	1,372,737
Nontaxable	72,004	96,075	240,794	301,378
Federal funds sold	61,623	41,431	162,308	117,588

Total interest income	5,174,325	5,056,045	15,165,389	14,481,862

Interest expense:
Deposits	2,492,122	2,152,380	7,191,016	6,072,101
Other borrowings	94,048	92,554	297,481	317,163

Total interest expense	2,586,170	2,244,934	7,488,497	6,389,264

Net interest income	2,588,155	2,811,111	7,676,892	8,092,598
Provision for loan losses	85,000	95,000	110,000	340,100

Net interest income after provision for loan losses	2,503,155	2,716,111	7,566,892	7,752,498

Other income:
Service charges on deposit accounts	532,017	516,774	1,535,945	1,485,527
Other fees and commissions	10,357	15,308	51,595	26,156
Mortgage origination income	9,508	46,734	32,493	124,119
Other operating income	40,817	31,743	109,311	119,435

Total other income	592,699	610,559	1,729,344	1,755,237

Other expenses:
Salaries and employee benefits	1,034,730	953,859	2,987,462	2,866,398
Occupancy and equipment expenses, net	236,000	229,747	796,992	801,478
Loss on sale of securities available for sale	—	—	2,698	—
Other operating expenses	892,243	939,424	2,797,630	3,232,829

Total other expenses	2,162,973	2,123,030	6,584,782	6,900,705

Income before income taxes	932,881	1,203,640	2,711,454	2,607,030
Income tax expense	313,599	399,222	907,806	829,672

Net income	619,282	804,418	1,803,648	1,777,358

Other comprehensive income
Unrealized gains on securities available for sale arising during period, net of tax	351,430	364,377	112,754	1,833
Reclassification adjustment for losses realized in net income, net of tax	—	—	1,781	—

Comprehensive income	$970,712	$1,168,795	$1,918,183	$1,779,191

Basic earnings per common share	$0.28	$0.37	$0.82	$0.81

Diluted earnings per common share	$0.26	$0.33	$0.75	$0.74

Cash dividends declared per share of common stock	$—	$—	$0.10	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,803,648	$1,777,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377,411	467,020
Provision for loan losses	110,000	340,100
Loss on sales of securities available for sale	2,698	—
Loss on sale of other real estate owned	2,257	—
Net other operating activities	830,187	(223,017)

Net cash provided by operating activities	3,126,201	2,361,461

INVESTING ACTIVITIES
Purchases of securities available for sale	(17,890,357)	(6,648,597)
Proceeds from maturities of securities available for sale	11,233,469	6,852,975
Proceeds from sales of securities available for sale	4,494,754	—
Net (increase) decrease in interest-bearing deposits	(55,088)	91,336
Net increase in federal funds sold	(3,466,000)	(206,000)
(Purchase) redemption of restricted equity securities	31,600	(102,600)
Net increase in loans	(7,642,023)	(5,267,278)
Proceeds from sale of other real estate owned	674,663	—
Purchase of premises and equipment	(1,785,084)	(307,842)
Disposal of premises and equipment	182,175	—

Net cash used in investing activities	(14,221,891)	(5,588,006)

FINANCING ACTIVITIES
Net increase in deposits	12,202,037	7,017,151
Net decrease in notes payable	(85,000)	—
Net decrease in securities sold under repurchase agreements	(2,000,000)	(2,500,000)
Proceeds from exercise of stock options	—	50,000
Issuance of preferred stock	1,000,000	—
Dividends paid to shareholders	(219,120)	(153,185)

Net cash provided by financing activities	10,897,917	4,413,966

Net increase (decrease) in cash and due from banks	(197,773)	1,187,421
Cash and due from banks, beginning of period	4,292,248	3,253,013

Cash and due from banks, end of period	$4,094,475	$4,440,434

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$7,098,198	$5,961,312
Income taxes	$912,422	$791,278
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,256,634	$1,661,051
Financed sales of other real estate owned	$1,838,103	$1,447,202
Transfer of other real estate to premises and equipment	$—	$2,518,407

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$619,282	$804,418	$1,803,648	$1,777,358

Weighted average common shares outstanding	2,188,352	2,188,352	2,188,352	2,183,956
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	215,684	216,934	215,684	221,256

Total weighted average common shares and common stock equivalents outstanding	2,404,036	2,405,286	2,404,036	2,405,212

Diluted earnings per common share	$.26	$.33	$.75	$.74

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

At December 31, 2006, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2007 and 2006. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2007.

The following table represents stock option activity for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67	418,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	—	—

Options outstanding end of period	418,000	2.67	418,000	2.67	2.3 Yrs

Outstanding exercisable end of period	418,000	2.67	418,000	2.67	2.3 Yrs

The range of option prices for options outstanding and exercisable at September 30, 2007 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at September 30, 2007. At September 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements.

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

NOTE 6. SUBSEQUENT EVENT

On October 3, 2007, the Bank opened a new full-service branch located on Peachtree Street in Atlanta, Georgia.

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

FINANCIAL CONDITION

Total assets increased during the first nine months of 2007 by $13.5 million from $250.1 million to $263.6 million, or 5.40%. The growth was funded by increases in total deposits, which increased by $12.2 million, or 5.38%. The increase in total assets for the nine months ended September 30, 2007 consisted primarily of an increase of $7.0 million in total loans, an increase of $3.5 million in federal funds sold, and a net increase of $2.3 million in securities available for sale. The loan to deposit ratio at September 30, 2007 was 79% compared to 80% at December 31, 2006.

Premises and equipment increased $1.2 million from $9.1 million to $10.3 million during the first nine months of 2007. The increase consisted of purchases of $1.8 million, offset by disposals of $182,000 and depreciation expense of $377,000.

Stockholders’ equity increased by $2.7 million for the nine months ended September 30, 2007. This net increase consisted of net income of $1.8 million and issuance of preferred stock of $1 million, less dividends paid of $219,000, and a net decrease in accumulated other comprehensive losses of $115,000.

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

At September 30, 2007, the Bank’s liquidity ratio of 18.32% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2007, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2007 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	8.23%	8.17%	4.00%
Risk-Based Capital Ratios
Core Capital	9.93%	9.86%	4.00%
Total Capital	11.18%	11.11%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2007 are as follows:

September 30, 2007
Commitments to extend credit	$13,266,000
Financial standby letters of credit	1,724,000
Other standby letters of credit	594,000

$15,584,000

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2007 and 2006

Net Interest Income. Net interest income decreased by $223,000 and $416,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease in net interest income for both periods ended September 30, 2007 is attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 4.35% for the nine months ended September 30, 2007, as compared to 4.76% for the nine months ended September 30, 2006 and 4.69% for the entire year ended December 31, 2006.

The yield on interest-earning assets increased to 8.60%, or 9 basis points for the nine months ended September 30, 2007 as compared to the same period in 2006. The rate paid on interest-bearing liabilities increased from 4.24% to 4.85%, or 61 basis points, for the same period. The increase in the rate paid on interest-bearing liabilities is due primarily to a higher cost of funds which is the result of strong competition for deposits in our market areas.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $110,000 was made during the nine month period ending September 30, 2007 as compared to a provision of $340,000 made during the nine month period ending September 30, 2006. The allowance for loan loss as a percentage of total loans was 1.70%, 1.83%, and 1.66% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Total nonaccrual loans increased by $945,000, net charge-offs increased by $73,000, and loans past due ninety days or more and still accruing decreased by $385,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2007 is adequate to absorb any foreseeable losses in the loan portfolio.

At September 30, 2007 and 2006, nonaccrual, past due and restructured loans were as follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Total nonaccruing loans	$4,284	$3,339
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	610	995
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months Ended September 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$180,557	$174,216

Balance of allowance for loan losses at beginning of period	$3,317	$2,763

Loans charged off
Commercial	(248)	(13)
Real estate	—	(122)
Installment	(48)	(64)

	(296)	(199)

Loans recovered
Commercial	19	30
Real estate	—	4
Installment	54	15

	73	49

Net charge-offs	(223)	(150)

Additions to allowance charged to operating expense during period	110	340

Balance of allowance for loan losses at end of period	$3,204	$2,953

Ratio of net loans charged-off during the
Period to average loans outstanding	.12%	.09%

Other Income. Other income decreased by $18,000 and $26,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The most significant component of other income is service charges on deposit accounts which account for 90% and 89% of the service charges on deposit accounts for the three and nine months ended September 30, 2007, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income is primarily due to the decreases in mortgage origination income of $37,000 and $92,000, respectively, as compared to the same periods in 2006, offset by increases in service charges on deposit accounts.

Other Expenses. Other expenses increased by $40,000 and decreased by $316,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase (decrease) consists of increases (decreases) of $81,000 and $121,000 in salaries and employee benefits, $6,000 and ($4,000) in occupancy and equipment expenses, and ($47,000) and ($435,000) in other operating expenses for the three and nine month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits and an increase in the number of full-time equivalent employees. At September 30, 2007, the number of full-time equivalent employees was 98 compared to 89 at September 30, 2006. The decreases in other expense were primarily the result of decreased legal fees of $557,000 which were partially offset by increased professional and consulting fees of $108,000. Legal expenses in 2006 included expenses incurred related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as a lawsuit that was filed by the Commissioner of Insurance for the State of Georgia against multiple defendants, including the Company. As of September 30, 2007, both of these lawsuits have been settled.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three and nine months ended September 30, 2007 was $17,000 and $53,000, respectively, as compared to net loss of $11,000 and $32,000 for the three and nine months ended September 30, 2006, respectively.

Income Taxes. Income tax expense decreased by $86,000 and increased by $78,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The effective tax rate for the nine month periods in 2007 and 2006 was 33% and 32%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $185,000 and increased by $26,000 for the three and nine months ended September 30, 2007, respectively as compared to the same periods in 2006. The increase in net income during the first nine months of 2007 is primarily due to the decrease in the provision for loan losses and other expenses, offset by the decreases in net interest income and mortgage origination income for the same periods. The decrease in net income for the third quarter of 2007 is primarily due to the decrease in net interest income resulting from an increase in yields on interest-bearing liabilities and a decrease in mortgage origination income.

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

CAPITOL CITY BANCSHARES, INC.

Date:	November 14, 2007	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date:	November 14, 2007	/s/ Tatina Brooks
Tatina Brooks
Chief Financial Officer (Principal Financial and Accounting Officer)