Form 10-K
period 2007-12-31
CAPITOL CITY BANCSHARES INC
filed 2008-03-31
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-25227

CAPITOL CITY BANCSHARES, INC.

(Name of Issuer as Specified in Its Charter)

Georgia	58-1994305
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

562 Lee Street, S.W. Atlanta, Georgia	30311
(Address of Principal Executive Offices)	(Zip Code)

(404) 752-6067

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.50 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2007: $12,800,920 (based on the stock price of $10.00 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,191,808 shares of $1.50 par value common stock as of March 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this 10-K Annual Report, is incorporated by reference into Part III of this 10-K Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Capitol City Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•

Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•

Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1.	BUSINESS

Business Overview

On April 14, 1998, Capitol City Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia for the purpose of serving as a bank holding company for Capitol City Bank and Trust Company (the “Bank”).

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

Capitol City Bank and Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from eight locations: the main office located at 562 Lee Street, S.W., Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield-Jackson International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083; 301 W. Oglethorpe Boulevard, Albany, Georgia 31707; 339 Martin Luther King, Jr. Blvd., Savannah, Georgia 31401; 1268 Broad Street, Augusta, Georgia 30901; and 94 Peachtree Street, Atlanta, Georgia 30303.

The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U.S. government and municipal securities.

The data processing work of the Bank is processed with Fidelity Integrated Financial Solutions. The Bank issues credit cards through its affiliation with Silverton Bank. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

The Bank serves the residents of the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties. Each of these areas has a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capital of the State of Georgia, with a significant number of residents employed in government.

Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

As of December 31, 2007, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Wachovia National Bank of Georgia, Silverton Bank and The Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The Company also owns 100% of the capital stock of, and operates as its subsidiary, a mortgage company called Capitol City Home Loans, Inc. The principal role of the Company is to supervise and coordinate the activities of its subsidiaries.

Capitol City Bank and Trust Company

The Bank offers demand accounts, savings accounts, money market accounts, certificates of deposit and IRA accounts to customers. Loans are made to consumers and small businesses. Approximately 60% of the loan portfolio are loans to small businesses and include loans made through the Small Business Administration. Consumer loans include first and second mortgage loans, home equity loans, auto loans and signature loans.

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

Capitol City Home Loans, Inc.

The mortgage company has offices in the Stone Mountain area and in the Savannah branch of the Bank and provides mortgage loan origination services in the same primary market areas as the Bank. The mortgage company was incorporated in 2002 and has until recently originated mortgage loans and brokered those loans to independent investors. Capitol City Home Loans, Inc., has suspended its loan origination activities until such time as the mortgage market becomes more stable.

Employees

As of December 31, 2007, the Company had 87 full-time employees and 17 part time employees. The Company is not a party to any collective bargaining agreements.

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

Regulation of the Company

The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (“GDB&F”), respectively.

Reporting and Examination

As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the GDB&F and to provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the GDB&F may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

Acquisitions

The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

The GDB&F requires similar approval prior to the acquisition of any additional banks from every Georgia bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the GDB&F for approval of such acquisition.

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

As of December 31, 2007, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 9.48% and 10.70%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 14 to the Notes to Consolidated Financial Statements.

The Riegle-Neal Interstate Banking and Branching Efficiency Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies. Generally speaking, under the Interstate Banking Act, a bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states. The Interstate Banking Act and related California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

The Gramm-Leach-Bliley Act of 1999

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Regulation of the Bank

As a state-chartered bank, the Bank is examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the GDB&F.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

The GDB&F regulates all areas of the banks banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

a. the total classified assets at the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

b. the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the pervious calendar year; and

c. the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2007, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2007.

Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law merged BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and it also authorized the FDIC to revise is risk-based deposit insurance assessment program.

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

Commercial Real Estate Lending and Concentrations

On December 12, 2006, the federal bank regulatory agencies published final guidance on “Concentration in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). This Guidance is intended to remind financial institutions that strong risk management practices and appropriate levels of capital are important elements of a sound commercial real estate (“CRE”) lending program. The Guidance does not establish specific CRE lending limits. CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market. CRE loans are: land development and construction loans (including 1- to 4-family residential and commercial construction loans), other land loans, loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.

Although the Guidance does not define a CRE concentration, it does describe the criteria that the regulatory agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk. Financial institutions may be identified for further supervisory analysis of the level and nature of its CRE concentration risk if it has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria:

•	Total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital; or

•

Total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the previous 36 months.

Where these criteria are identified, a financial institution will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and Management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and which will require in 2008 our auditors to attest to, and report on, Management’s assessment and the operating effectiveness of these controls.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

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

ITEM 2.	PROPERTIES

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

The Bank maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 4 to Financial Statements, located in Item 8 of this Form 10-K, below.

The Bank maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window. The Bank maintains an office it owns at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. It is a two-story building with 6,174 square feet and a drive-in window.

In January, 2003, the Bank purchased two parcels of land in downtown Savannah, Georgia, one with a 5,724 square foot building, the other across the street, an 1,820 square foot parking garage. The address for the office is 339 Martin Luther King, Jr. Boulevard, Savannah, Georgia 31401. The office opened in January, 2004 as a full-service banking location.

In July, 2004, the Bank purchased property in downtown Augusta, Georgia for a future branch site. The site contains a 5,000 square foot building previously operated as a Wachovia branch. The address is 1268 Broad Street, Augusta, Georgia 30901. The office opened in January, 2005 as a full-service banking location.

In May 2006, the Company purchased property located at 94 Peachtree Street, Atlanta, Georgia for the purpose of opening an eighth branch office. The branch opened in August 2007.

ITEM 3.	LEGAL PROCEEDINGS

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation, except as described below, in which the outcome will have a material effect on the consolidated financial statements:

All claims filed by the Commissioner of Insurance for the State against Capitol City Bank and Trust Company (the “Bank”), a subsidiary of Capitol City Bancshares, Inc., in the Superior Court of Fulton County, Civil Action Number 2005-CV-98868, have been adjudicated and/or settled, and no claims are pending against the Company or the Bank in this proceeding. The Bank remains a party in name only as the action has been appealed on matters involving the other named parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2007 First Quarter	$10.00	$10.00
Second Quarter	$10.00	$8.00
Third Quarter	$10.00	$8.00
Fourth Quarter	$10.00	$5.00

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2006 First Quarter	$10.00	$7.00
Second Quarter	$10.00	$7.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

*	Adjusted for a 4-for-1 stock split effective March 1, 2005.

As of December 31, 2007, the Company had approximately 1,175 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F.

The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2006 of $.07 per share and $.10 per share in 2007.

On February 8, 2005, the Board of Directors of Capitol City Bancshares, Inc. (the “Company”) approved a 4-for-1 stock split of its common shares. The split entitled each shareholder of record at the close of business on March 1, 2005, to receive four shares for every one share of stock of the Company owned by the shareholder. The stock split was implemented and the stock was distributed in the form of a stock dividend.

Unregistered Sale of Equity Securities

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Summary

During 2007, we experienced growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2007, we reported total assets of $273.0 million, an increase of 9.2% over 2006. Total interest-earning assets increased by $19.9 million, or 8.5%, and total deposits increased by $19.7 million, or 8.7% from 2006 to 2007. Total loans increased by $18.2 million, or 10.1%, as compared to the same period in 2006. Net income for the year ended December 31, 2007 decreased by $135,000 as compared to the year ended December 31, 2006.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2007, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2007, our capital to asset ratios were considered well-capitalized based on guidelines established by regulatory authorities. During 2007, our total equity increased by $3.2 million. This increase consists of net income of $2.0 million, issuance of preferred stock of $1 million, and a decrease in accumulated other comprehensive loss, net of tax, of $425,000, offset by dividends paid of $219,000. At December 31, 2007, our total stockholders’ equity was $18.8 million.

The primary source of funds available to the holding company is the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, approximately $559,000 can be paid by the Bank to the holding company without regulatory approval. The payment of dividends is decided by the Board of Directors based on factors available to them at the time of declaration.

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2007, the Company’s and Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2007 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	8.05%	8.04%	4.00%
Risk-based capital ratios:
Tier 1 capital	9.48%	9.47%	4.00%
Total capital	10.70%	10.69%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2007 and 2006 were $15.2 million and $17.9 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table presents the Company’s contractual obligations as of December 31, 2007.

	Payments Due After December 31, 2007
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$452	$85	$170	$170	$27
Company guaranteed trust- preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$3,855	$85	$170	$170	$3,430

We did not have any material commitments for capital expenditures at December 31, 2007.

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

BALANCE SHEETS

Total assets increased approximately $22.9 million or 9.2% from 2006 to 2007 compared to an increase of $9.0 million for the year ended December 31, 2006. The most significant increase was in total loans which increased by $18.2 million. Securities available for sale increased in 2007 by $1.4 million. Our loan to deposit ratio was 80.9% at December 31, 2007 compared to 80.0% at December 31, 2006.

The increase in assets was funded primarily by an increase in deposits of $19.7 million or 8.7% as compared to a $9.0 million increase in 2006. The increase was made up of an increase in interest-bearing deposits of $19.5 million and an increase in noninterest-bearing deposits of $157,000. Time deposits of $100,000 or more increased during this same time period by $6.0 million, to $53.1 million. Noninterest-bearing deposits accounted for 12.4% and 13.4% of total deposits at December 31, 2007 and 2006, respectively. Brokered certificates of deposit increased $1.4 million to $26.7 million as of December 31, 2007.

Average total assets increased $11.7 million from 2006 to 2007. Average interest-earning assets increased $12.2 million from 2006 to 2007, including an increase in average total loans of $8.6 million. Average interest-bearing liabilities increased during the same period by $12.5 million from $197.5 to $210.0 million. These increases in average balances for the year ended December 31, 2007 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 4.7% and 4.9%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

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

The yield on interest-earning assets decreased by 12 basis points to 8.36% in 2007, as compared to 8.48% in 2006. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of 27 basis points to 9.57% in 2007 as compared to 9.84% in 2006. Average loans represented 75.4% and 75.6% of total interest-earning assets at December 31, 2007 and 2006, respectively. The net effect on net interest income was a decrease of $668,000, or 6.2% as compared to 2006. The net yield on average interest-earning assets decreased 51 basis points to 4.18% during 2007 from 4.69% during 2006. The yield on average interest-bearing liabilities increased 41 basis points to 4.84% in 2007 compared to 4.43% in 2006. The increase in the rate paid on average interest-bearing liabilities is due to the increase of $15.2 million in certificates of deposit as compared to December 31, 2006. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 100 basis point decrease in Prime Rate since December 31, 2006.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased for the year ended December 31, 2007 from $695,000 to $500,000, or by $195,000.

Total loan charge-offs increased by $278,000 from $269,000 in 2006 to $547,000 for the year ended 2007, and recoveries decreased from $128,000 to $79,000, resulting in net charge-offs of $468,000 and $141,000 for the years ended December 31, 2007 and 2006, respectively. The increase in net charge-offs of $327,000 resulted in a net charge-off to average loans ratio of 0.26% in 2007 as compared to 0.08% in 2006.

Our allowance for loan loss was $3.4 million and $3.3 million at December 31, 2007 and 2006, respectively. The allowance as a percentage of total loans decreased to 1.68% in 2007 as compared to 1.83% in 2006. As of December 31, 2007, there were $18.2 million of impaired loans as compared to $4.9 million in 2006. Impaired loans consist of non-accrual loans and other loans specifically identified as impaired, and we have determined that a valuation allowance of approximately $1,227,000 is required for these loans as of December 31, 2007. Due to collateral values on the underlying loans, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest increased at December 31, 2007 as compared to 2006, from $1.8 million to $2.1 million. In addition to non-accrual loans, the Company also has other real estate, which is considered a nonperforming asset. At December 31, 2007, the balance in other real estate was $550,000 compared to $891,000 at December 31, 2006. Other real estate consists of several pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to other real estate. Considering all these circumstances and the provisions for loan losses recognized in 2007, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2007.

Other income decreased $111,000 or 4.59% in 2007 compared to a decrease of $272,000 in 2006. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Approximately 74% and 72% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2007 and 2006, respectively. Mortgage origination income decreased by $135,000 in 2007 due to a lower volume of mortgage originations.

Other expenses decreased $443,000 or 4.7% during 2007 compared to an increase of $1.4 million in 2006. This decrease is primarily a result of other operating expenses decreasing $611,000 in 2007 as compared to an increase of $590,000 in 2006. The decrease in other operating expenses is largely due to a decrease in legal expenses of $660,000 during 2007 from $687,000 to $27,000. Expenses incurred in 2006 related to litigation involving a dispute with another financial institution over the legal name of our bank subsidiary as well as the aforementioned lawsuit. The decrease in other expenses is partially offset by an increase in salaries and employee benefits of $140,000. The increase in salaries and employee benefits is due to increases in the cost of benefits and annual salary increases. The number of employees increased in 2007 to 96 from 72. Occupancy and equipment expenses increased by $28,000 during 2007 due to the addition of a branch location. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs. Other significant changes within other operating expenses were an increase of $304,000 in audit, accounting and consulting fees, an increase in telephone expenses of $141,000, and an increase of $111,000 in computer expenses, with office supplies, postage and miscellaneous expenses decreasing approximately $300,000 for the year ended December 31, 2007.

During 2007 and 2006, we recognized income tax expense of $1.0 million. The effective tax rate was 34% and 33% for the years ended December 31, 2007 and 2006, respectively. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	December 31,
	2007	2006
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$6,754	$4,531
Taxable securities	47,733	42,613
Nontaxable securities	8,014	10,558
Unrealized gains (losses) on securities available for sale	(509)	(853)
Federal funds sold	4,129	3,111
Loans (2)(3)	183,368	174,735
Allowance for loan losses	(3,235)	(2,801)
Other assets	13,807	16,421

	$260,061	$248,315

Total interest-earning assets	$243,244	$231,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$29,859	$32,745
Interest-bearing demand and savings	30,616	31,671
Time	174,957	159,745

Total deposits	235,432	224,161
Note payable	585	690
Securities sold under repurchase agreements	448	1,968
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	2,772	3,418

Total liabilities	242,640	233,640

Stockholders’ equity (4)	17,421	14,675

	$260,061	$248,315

Total interest-bearing liabilities	$210,009	$197,477

(1)	Average balances were determined using the daily average balances.

(2)	Nonaccrual loans of $5.1 million and $4.1 million are included in the average balances of loans for 2007 and 2006, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes average unrealized losses on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2007		2006
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$17,553	9.57%	$17,199	9.84%
Interest on taxable securities	2,273	4.76	1,858	4.36
Interest on nontaxable securities(2)	310	3.87	397	3.76
Interest on federal funds sold	204	4.95	145	4.67

Total interest income	20,340	8.36	19,599	8.48

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	856	2.80%	879	2.78%
Interest on time deposits	8,921	5.10	7,448	4.66
Interest on note payable	60	10.19	39	5.63
Interest on securities sold under repurchase agreements	27	5.96	108	5.50
Interest on company guaranteed trust preferred securities	300	8.82	280	8.23

Total interest expense	10,164	4.84	8,754	4.43

NET INTEREST INCOME	$10,176		$10,845

Net interest spread		3.52%		4.05%

Net yield on average interest-earning assets		4.18%		4.69%

(1)	Interest on loans includes approximately $1.2 million and $1.3 million of loan fee income for the years ended December 31, 2007 and 2006.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

		2007 vs. 2006 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(480)	$834	$354
Interest on taxable securities	180	235	415
Interest on nontaxable securities	12	(99)	(87)
Interest on federal funds sold	9	50	59

Total interest income	(279)	1,020	741

Interest on interest-bearing demand and savings deposits	6	(29)	(23)
Interest on time deposits	734	739	1,473
Interest on note payable	28	(7)	21
Interest on securities sold under repurchase agreements	8	(89)	(81)
Interest on company guaranteed trust preferred securities	20	—	20

Total interest expense	796	614	1,410

Net interest income	$(1,075)	$406	$(669)

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

At December 31, 2007, our cumulative one year interest rate sensitivity gap ratio was 147%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$75	$—	$—	$—	$75
Federal funds sold	1,953	—	—	—	1,953
Securities available for sale	3,421	8,080	23,322	17,400	52,223
Restricted equity securities	472	—	—	—	472
Loans(1)	102,883	24,966	63,025	5,061	195,935

	108,804	33,046	86,347	22,461	250,658

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	31,169	—	—	—	31,169
Certificates, less than $100,000	10,830	22,913	97,868	—	131,611
Certificates, $100,000 and over	12,006	14,574	26,546	—	53,126
Note payable	—	85	340	27	452
Securities sold under repurchase agreements	1,000	—	—	—	1,000
Company guaranteed trust preferred securities	3,403	—	—	—	3,403

	58,408	37,572	124,754	27	$220,761

Interest rate sensitivity gap	$50,396	$(4,526)	$(38,407)	$22,434

Cumulative interest rate sensitivity gap	$50,396	$45,870	$7,463	$29,897

Interest rate sensitivity gap ratio	1.86	0.88	0.69

Cumulative interest rate sensitivity gap ratio	1.86	1.48	1.03	1.14

(1)	Excludes nonaccrual loans of $4.2 million.

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

SECURITIES PORTFOLIO

Types of Securities

The carrying value of securities at the dates indicated are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. Government and federal agencies (includes U.S. Treasury securities)	$43,819	$40,015
State and municipal securities	7,101	9,526
Other securities, including equity securities(1)	1,776	1,790

	$52,696	$51,331

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and Federal Agencies (Includes U.S. Treasury Securities)		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield
	(Dollars in Thousands)
One year or less	$4,785	3.95%	$1,103	5.04%	$501	6.50%
After one through five years	9,394	4.90	4,749	4.30	—	—%
After five through ten years	4,070	5.05	1,249	5.03	650	9.50%
Greater than ten years	25,570	4.94	—	—	103	8.54%

	$43,819	4.79%	$7,101	4.54%	$1,254	8.24%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2007	2006
	(Dollars in Thousands)
Commercial	$36,969	$43,409
Real estate-construction	5,389	5,096
Real estate-mortgage	152,277	126,785
Consumer	5,538	6,709

	$200,173	$181,999

As of December 31, 2007 and 2006, we had made specific allocations of our allowance for loan losses to certain loans of $1,226,793 and $701,900, respectively. Based on our best estimate, the allocation of the remaining allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2007		December 31, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$807	38.03%	$315	23.85%
Real estate	598	28.19	1,095	72.46
Consumer	717	33.78	1,907	3.69

	$2,122	100.00%	$3,317	100.00%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
2007
Commercial
One year or less	$17,162
After one through five years	17,444
After five years	2,363

$36,969

Construction
One year or less	$3,620
After one through five years	1,769
After five years	—

$5,389

Other
One year or less	$45,270
After one through five years	105,686
After five years	6,859

157,815

$200,173

The following table summarizes loans at December 31, 2007 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$69,431
Floating or adjustable interest rates	64,690

$134,121

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2007	2006
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$4,237	$4,855

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,120	1,752

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current but considered impaired, net of nonaccrual	14,012	—

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2007 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$515

Interest income that was recorded on nonaccrual loans	$—

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

	December 31,
	2007	2006
	(Dollars in Thousands)

Average balance of loans outstanding	$183,368	$174,735

Balance of allowance for loan losses at beginning of year	$3,317	$2,763

Charge-offs:
Installment	(59)	(117)
Commercial	(488)	(30)
Real estate	—	(122)

	(547)	(269)

Recoveries:
Installment	60	68
Commercial	19	56
Real estate	—	4

	79	128

Net charge-offs	(468)	(141)

Addition to allowance charged to operating expenses	500	695

Balance of allowance for loan losses	$3,349	$3,317

Ratio of net loan charge-offs to average loans	0.26%	0.08%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$29,859	—%	$32,745	—%
Interest-bearing demand and savings	30,616	2.80	31,671	2.78
Time deposits	174,957	5.10	159,745	4.66

Total	$235,432	4.76%	$224,161	4.35%

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2007 for the periods indicated.

(Dollars in Thousands)
Three months or less	$12,006
Over three through twelve months	14,574
Over twelve months	26,546

Total	$53,126

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2007	2006
Return on assets (1)	.75%	.84%
Return on equity (2)	11.23	14.26
Dividend payout (3)	11.23	7.29
Equity to assets (4)	6.69	5.91

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by basic earnings per share.

(4)	Average equity divided by average total assets.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income - December 31, 2007 and 2006

Consolidated Statements of Comprehensive Income - December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity - December 31, 2007 and 2006

Consolidated Statements of Cash Flows - December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet - December 31, 2007

Consolidating Statement of Income - December 31, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The management of Capitol City Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control. We believe that the following deficiencies constitute a material weakness.

We acknowledge that the loan policy serves as the primary control over our lending practices. We noted that some aspects of our loan policy have not been adhered to by Bank employees. We noted during our testing procedures that our loan files contain significant documentation exceptions including missing approvals, deficient collateral, and severely outdated or absent financial information. In addition, the Bank did not have an independent credit file review performed during 2007. During the audit of our financial statements for the year ending December 31, 2007, our auditor identified numerous loans which were considered impaired, but not previously identified by the institution. Through our review of the lending function and the related findings it was determined this combination of control deficiencies resulted in a material weakness.

We acknowledge a lack of general controls over the accounting process for other real estate owned and other repossessed asset accounts. In addition to the general lack of controls, the ORE policy specifically advises accounting procedures which deviate from GAAP.

We have responded to these identified material weaknesses as follows:

We will retrain loan administration personnel and officers on our loan policy and procedures. We have recently added staff in the Credit Administration area to identify all missing documents. We are in the process of performing a thorough review of our loan files to identify impaired loans.

We have reviewed the requirements of SFAS No. 144 and will ensure that all future transactions are in compliance. In addition to the monthly reconciliation of the Other Real Estate Owned account, we will perform a quarterly review of the value of each property to ensure that the balance in Other Real Estate Owned accurately states the fair market value. In addition, any necessary adjustments will be made in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)	Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes and the independent auditor’s report of Nichols Cauley & Associates, LLC, independent accountants.

(2)	Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ George G. Andrews
GEORGE G. ANDREWS, PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Andrews and J. Al Cochran, and each of them, his or her attorney-in-fact, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2008.

Signature	Title

/s/ George G. Andrews George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue Dr. Gloria Campbell-D’Hue	Director

/s/ J. Al Cochran J. Al Cochran	Director

/s/ Leon Goodrum Leon Goodrum	Chairman

/s/ Agnes H. Harper Agnes H. Harper	Director

/s/ Charles W. Harrison Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes Robert A. Holmes	Director

/s/ Moses M. Jones Moses M. Jones	Director

/s/ Marian S. Jordan Marian S. Jordan	Director

/s/ Donald F. Marshall Donald F. Marshall	Director

/s/ Elvin Mitchell, Sr. Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat Roy W. Sweat	Director

/s/ William Thomas William Thomas	Director

/s/ Cordy T. Vivian Cordy T. Vivian	Director

/s/ Tatina Brooks Tatina Brooks	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements.

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.