Form 10-Q
period 2008-03-31
CAPITOL CITY BANCSHARES INC
filed 2008-05-15
CIK 1070295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2008: 2,191,961 shares; $1.50 par value.

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2008

(Unaudited)

Assets
Cash and due from banks	$6,122,034
Interest-bearing deposits at other financial institutions	40,601
Federal funds sold	2,177,000
Securities available for sale	51,225,059
Restricted equity securities, at cost	512,700
Loans, net of unearned income	212,850,561
Less allowance for loan losses	3,562,814

Loans, net	209,287,747

Premises and equipment, net	10,414,633
Other real estate owned	2,132,461
Other assets	5,517,112

Total assets	$287,429,347

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$33,057,182
Interest-bearing	228,270,271

Total deposits	261,327,453
Note payable	452,000
Company guaranteed trust preferred securities	3,403,000
Other liabilities	2,957,305

Total liabilities	268,139,758

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,191,961 shares issued and outstanding	3,287,942
Surplus	2,388,840
Retained earnings	12,197,933
Accumulated other comprehensive income	414,874

Total stockholders’ equity	19,289,589

Total liabilities and stockholders’ equity	$287,429,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$4,377,763	$4,208,364
Securities:
Taxable	515,360	514,167
Nontaxable	65,958	89,655
Federal funds sold	20,508	69,067

Total interest income	4,979,589	4,881,253

Interest expense:
Deposits	2,594,996	2,309,674
Other borrowings	81,025	86,573

Total interest expense	2,676,021	2,396,247

Net interest income	2,303,568	2,485,006
Provision for loan losses	260,000	—

Net interest income after provision for loan losses	2,043,568	2,485,006

Other income:
Service charges on deposit accounts	431,708	476,335
Other fees and commissions	18,765	5,016
Mortgage origination income	—	8,642
Other operating income	70,889	68,768

Total other income	521,362	558,761

Other expenses:
Salaries and employee benefits	1,055,197	946,257
Occupancy and equipment expenses, net	282,414	288,047
Other operating expenses	991,266	898,126

Total other expenses	2,328,877	2,132,430

Income before income taxes	236,053	911,337
Income tax expense	78,265	308,321

Net income	157,788	603,016

Other comprehensive income
Unrealized gains on securities available for sale arising during period, net of tax	378,256	110,877

Comprehensive income	$536,044	$713,893

Basic earnings per common share	$0.07	$0.28

Diluted earnings per common share	$0.07	$0.25

Cash dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$157,788	$603,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,879	123,847
Provision for loan losses	260,000	—
Net gain on sale of securities available for sale	(38,301)	—
Loss of sale of other real estate owned	—	2,257
Net other operating activities	6,794	76,899

Net cash provided by operating activities	523,160	806,019

INVESTING ACTIVITIES
Purchases of securities available for sale	(17,968,634)	(13,180,325)
Proceeds from sales of securities available for sale	10,150,449	—
Proceeds from maturities of securities available for sale	9,428,348	3,016,913
Purchases of restricted equity securities	(40,800)	—
Net increase (decrease) in interest-bearing deposits	34,294	(7,477)
Net increase in federal funds sold	(224,000)	(2,294,000)
Net (increase) decrease in loans	(14,990,894)	3,095,574
Purchase of premises and equipment	(118,604)	(257,164)
Proceeds from sale of other real estate owned	—	674,663

Net cash used in investing activities	(13,729,841)	(8,951,816)

FINANCING ACTIVITIES
Net increase in deposits	14,767,474	6,991,373
Net decrease in securities sold under repurchase agreements	(1,000,000)	—
Issuance of preferred stock	—	1,000,000
Proceeds from issuance of common stock under ESOP plan	3,530	—

Net cash provided by financing activities	13,771,004	7,991,373

Net increase (decrease) in cash and due from banks	564,323	(154,424)
Cash and due from banks, beginning of period	5,557,711	4,292,248

Cash and due from banks, end of period	$6,122,034	$4,137,824

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,712,654	$2,431,227
Income taxes	$—	$—
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,582,183	$216,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net income	$157,788	$603,016

Weighted average common shares outstanding	2,191,875	2,188,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	215,684	216,934

Total weighted average common shares and common stock equivalents outstanding	2,407,559	2,405,286

Diluted earnings per common share	$0.07	$0.25

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

At December 31, 2007, all outstanding options were fully vested and there were no options granted during the three months ended March 31, 2008 and 2007. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2008 and 2007.

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67
Options granted	—	—
Options exercised	—	—

Options outstanding end of period	418,000	2.67	1.8 Yrs

Outstanding exercisable end of period	418,000	2.67	1.8 Yrs

The range of option prices for options outstanding and exercisable at March 31, 2008 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at March 31, 2008. At March 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

NOTE 4. CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 5. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

NOTE 5. FAIR VALUE MEASUREMENTS (Continued)

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available for sale	$—	$51,225,059	$—	$51,225,059

Total assets at fair value	$—	$51,225,059	$—	$51,225,059

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS 141(R) will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB NO. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends SFAS No. 128, Earnings per Share; so that earnings per share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of SFAS 160 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are account for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share.

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

FINANCIAL CONDITION

Total assets increased during the first quarter of 2008 by $14.5 million from $273.0 million to $287.4 million, or 5.31% for the quarter. The growth was funded by increases in total deposits, which increased by $14.8 million, or 5.99%. The increase in total assets for the quarter ended March 31, 2008 consisted primarily of an increase of $13.2 million in net loans, an increase of $1.6 million in other real estate owned, offset by a decrease in securities available for sale of $999,000. The loan to deposit ratio was 81% at March 31, 2008 and December 31, 2007.

Stockholders’ equity increased by $540,000 for the quarter ended March 31, 2008. This net increase consisted of net income of $158,000, a net increase in accumulated other comprehensive income of $378,000, and proceeds from issuance of common stock under the ESOP plan of $3,000.

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

At March 31, 2008, the Bank’s liquidity ratio of 13.68% was considered satisfactory in relation to regulatory guidelines and internal target ratios.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2008, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2008 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.93%	7.80%	4.00%
Risk-Based Capital Ratios
Core Capital	9.11%	8.97%	4.00%
Total Capital	10.36%	10.20%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2008 are as follows:

March 31, 2008
Commitments to extend credit	$11,746,000
Financial standby letters of credit	2,307,000
Other standby letters of credit	814,000

$14,867,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Net Interest Income. Net interest income decreased by $181,000 or by 7.30% for the quarter ended March 31, 2008 compared to the same period in 2007. The decrease in net interest income for the quarter is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 3.62% at March 31, 2008 as compared to 4.33% at March 31, 2007 and 4.18% for the year ended December 31, 2007.

The yield on interest-earning assets decreased from 8.51% to 7.83%, or 68 basis points, from March 31, 2007 to March 31, 2008. The rate paid on interest-bearing liabilities increased from 4.75% to 4.79% or 4 basis points for the same period. The increase in the rate paid on interest-bearing liabilities is due primarily to a higher cost of funds which is the result of strong competition for deposits in our market areas.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $260,000 was made during the three month period ending March 31, 2008 and no provision was made during the three month period ending March 31, 2007. The allowance for loan loss as a percentage of total loans was 1.67%, 1.68% and 1.86% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Total nonaccrual loans decreased by $1.3 million, net charge-offs increased by $48,000, and loans past due ninety days or more and still accruing increased by $42,000 for the three months ended March 31, 2008 as compared to the same period in 2007. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2008 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2008 and 2007, nonaccrual, past due, and restructured loans were as follows:

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Total nonaccruing loans	$4,398	$5,741
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	196	154
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$206,402	$179,265

Balance of allowance for loan losses at beginning of period	$3,349	$3,317

Loans charged off
Commercial	(325)	(2)
Real estate		—
Installment	(146)	(21)

	(471)	(23)

Loans recovered
Commercial	411	13
Real estate	—	—
Installment	14	12

	425	25

Net (charge-offs) recoveries	(46)	2

Additions to allowance charged to operating expense during period	260	—

Balance of allowance for loan losses at end of period	$3,563	$3,319

Ratio of net loans charged-off during the period to average loans outstanding	0.02%	—%

Other Income. Other income decreased by $37,000, or 6.69% for the quarter ended March 31, 2008 compared to the same period in 2007. The most significant component of other income is service charges on deposit accounts which accounts for 83% and 85% of total other income for March 31, 2008 and 2007, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses increased by $196,000, or 9.21% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase consists of increases of $109,000 in salaries and employee benefits and $93,000 in other operating expenses, offset by a decrease of $6,000 in occupancy and equipment expenses. At March 31, 2008, the number of full-time equivalent employees was 95 compared to 87 for the same period in 2007. The most significant increase in other operating expenses was legal expenses which increased $71,000 compared to March 31, 2007. Legal expenses at March 31, 2007 were lower due to a refund of fees from an attorney totaling approximately $57,000.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three months ended March 31, 2008 was $4,000, as compared to a loss of $11,000 for the three months ended March 31, 2007.

Income Taxes. Income tax expense decreased by $230,000 for the three months ended March 31, 2008 as compared to 2007. The effective tax rate for 2008 and 2007 was 33% and 34%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $445,000 for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease in net income for the three months ended March 31, 2008 compared to the same period in 2007 is mainly due to the decreases in net interest income resulting from an increase in yields on interest-bearing liabilities and additional provision for loan losses.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on March 31, 2008) nor have any new reportable legal proceedings involving the Company been instituted.

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

CAPITOL CITY BANCSHARES, INC.

Date: May 15, 2008	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 15, 2008	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)