Form 10-Q
period 2008-06-30
CAPITOL CITY BANCSHARES INC
filed 2008-08-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2008; 2,222,266; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Cash and due from banks	$1,821,320	$5,557,711
Interest-bearing deposits at other financial institutions	110,073	74,895
Federal funds sold	—	1,953,000
Securities available for sale, at fair value	47,789,338	52,223,806
Restricted equity securities, at cost	692,700	471,900

Loans, net of unearned income	222,606,689	199,488,088
Less allowance for loan losses	3,558,233	3,349,052

Loans, net	219,048,456	196,139,036

Premises and equipment, net	10,401,051	10,432,908
Other real estate owned	2,635,714	550,278
Other assets	5,045,531	5,557,103

Total assets	$287,544,183	$272,960,637

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,693,618	$30,654,203
Interest-bearing	227,177,962	215,905,776

Total deposits	257,871,580	246,559,979
Note payable	452,000	452,000
Federal Home Loan Bank Advances	4,500,000	—
Securities sold under repurchase agreements	—	1,000,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	2,243,098	2,795,643

Total liabilities	268,469,678	254,210,622

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,214,298 and 2,191,608 shares issued and outstanding, respectively	3,321,447	3,287,412
Surplus	2,578,705	2,385,840
Retained earnings	12,235,948	12,040,145
Accumulated other comprehensive income (loss)	(61,595)	36,618

Total stockholders’ equity	19,074,505	18,750,015

Total liabilities and stockholders’ equity	$287,544,183	$272,960,637

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$4,011,205	$4,384,520	$8,388,968	$8,592,884
Deposits in banks	3,489	1,607	3,489	1,607
Securities:
Taxable	502,659	612,931	1,018,019	1,127,098
Nontaxable	78,811	79,135	144,769	168,790
Federal funds sold	2,530	31,618	23,038	100,685

Total interest income	4,598,694	5,109,811	9,578,283	9,991,064

Interest expense:
Deposits	2,548,440	2,389,220	5,143,436	4,698,894
Other borrowings	72,044	116,860	153,069	203,433

Total interest expense	2,620,484	2,506,080	5,296,505	4,902,327

Net interest income	1,978,210	2,603,731	4,281,778	5,088,737
Provision for loan losses	450,000	25,000	710,000	25,000

Net interest income after provision for loan losses	1,528,210	2,578,731	3,571,778	5,063,737

Other income:
Service charges on deposit accounts	504,750	527,593	936,458	1,003,928
Other fees and commissions	13,431	36,222	32,196	41,238
Mortgage origination income	—	14,343	—	22,985
Gain on sales of other real estate owned	418,557	—	418,557	—
Other operating income	46,761	(274)	117,650	68,494

Total other income	983,499	577,884	1,504,861	1,136,645

Other expenses:
Salaries and employee benefits	1,116,053	1,006,475	2,171,250	1,952,732
Occupancy and equipment expenses, net	293,748	272,945	576,162	560,992
Loss on sale of securities available for sale	—	2,698	—	2,698
Other operating expenses	1,106,528	1,007,261	2,097,794	1,905,387

Total other expenses	2,516,329	2,289,379	4,845,206	4,421,809

Income (loss) before income taxes	(4,620)	867,236	231,433	1,778,573

Income tax expense (benefit)	(42,635)	285,886	35,630	594,207

Net income	38,015	581,350	195,803	1,184,366

Other comprehensive income (loss)
Unrealized losses on securities available for sale arising during period, net of tax	(439,266)	(349,553)	(61,010)	(238,676)

Reclassification adjustment for (gains) losses realized in net income, net of tax	(37,204)	1,781	(37,204)	1,781

Comprehensive income (loss)	$(438,455)	$233,578	$97,589	$947,471

Basic earnings per common share	$0.02	$0.27	$0.09	$0.54

Diluted earnings per common share	$0.02	$0.24	$0.08	$0.49

Cash dividends declared per share of common stock	$—	$0.10	$—	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$195,803	$1,184,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276,520	249,546
Provision for loan losses	710,000	25,000
Net (gain) loss on sale of securities available for sale	(56,369)	2,698
(Gain) loss on sale of other real estate owned	(418,557)	2,257
Net other operating activities	558,590	(85,015)

Net cash provided by operating activities	1,265,987	1,378,852

INVESTING ACTIVITIES
Purchases of securities available for sale	(22,951,246)	(17,890,357)
Proceeds from maturities of securities available for sale	13,209,859	6,767,157
Proceeds from sales of securities available for sale	14,083,416	4,494,754
Net increase in interest-bearing deposits	(35,178)	(47,257)
Net decrease in federal funds sold	1,953,000	17,000
(Purchase) redemption of restricted equity securities	(220,800)	31,600
Net (increase) decrease in loans	(26,060,467)	994,604
Proceeds from sale of other real estate owned	225,200	674,663
Purchase of premises and equipment	(244,663)	(1,015,721)

Net cash used in investing activities	(20,040,879)	(5,973,557)

FINANCING ACTIVITIES
Net increase in deposits	11,311,601	6,169,548
Net decrease in securities sold under repurchase agreements	(1,000,000)	(2,000,000)
Net increase in Federal Home Loan Bank advances	4,500,000	—
Issuance of preferred stock	—	1,000,000
Proceeds from issuance of common stock under ESOP plan	5,500	—
Proceeds from issuance of common stock from secondary stock offering	221,400	—
Dividends paid to shareholders	—	(219,120)

Net cash provided by financing activities	15,038,501	4,950,428

Net increase (decrease) in cash and due from banks	(3,736,391)	355,723

Cash and due from banks, beginning of period	5,557,711	4,292,248

Cash and due from banks, end of period	$1,821,320	$4,647,971

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$5,295,262	$4,736,013
Income taxes	$225,374	$648,422

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,689,178	$418,531
Financed sales of other real estate owned	$248,131	$—

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$38,015	$581,350	$195,803	$1,184,366

Weighted average common shares outstanding	2,192,097	2,188,352	2,192,097	2,188,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	215,684	217,684	215,684	217,684

Total weighted average common shares and common stock equivalents outstanding	2,407,781	2,406,036	2,407,781	2,406,031

Diluted earnings per common share	$0.02	$0.24	$0.08	$0.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	STOCK BASED COMPENSATION

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

At December 31, 2007, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2008 and 2007. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2008 and 2007.

The following table represents stock option activity for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67	418,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	—	—

Options outstanding end of period	418,000	2.67	418,000	2.67	1.5 Yrs

Outstanding exercisable end of period	418,000	2.67	418,000	2.67	1.5 Yrs

The range of option prices for options outstanding and exercisable at June 30, 2008 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at June 30, 2008. At June 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available for sale	$—	$47,789,338	$—	$47,789,338

Total assets at fair value	$—	$47,789,338	$—	$47,789,338

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2008 (dollars in thousands).

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$16,852,184	$16,852,184
Other real estate	—	—	2,635,714	2,635,714

	$—	$—	$19,487,898	$19,487,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE MEASUREMENTS (Continued)

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other real estate is adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral. The fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as nonrecurring Level 3.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 7.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on November 8, 2008 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company may, at its sole discretion, extend the offering for up to 90 days to February 8, 2009. As of June 30, 2008, the Company had sold 22,140 shares through the secondary stock offering.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	FEDERAL HOME LOAN BANK ADVANCES

During the second quarter of 2008, the Company received proceeds from Federal Home Loan Bank advances of $4,500,000. These advances are variable rate and mature in 2009.

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

CRITICAL ACCOUNTING POLICIES

We have established policies to govern the application of accounting principles in the preparation of our financial statements. Certain accounting policies involve assumptions and decisions by management which may have a material impact on the carrying value of certain assets and liabilities, and the results of our operations. We consider these accounting policies to be our critical accounting policies. The assumptions and decisions used by management are based on historical data and other factors which are believed to be reasonable considering the circumstances. Management believes that the allowance for loan losses and the accounting for deferred income taxes are the most critical accounting policies upon which the Company’s financial condition depends. The allowance for loan losses and the recognition of deferred taxes involve the most complex and subjective decisions and assessments that management must make.

Allowance for loan losses.    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. Specific allowances for loan and lease losses are established for large impaired loans and leases on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans that are classified as either special mention, substandard, or doubtful. These loans are assigned a risk rating, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. Loss percentage factors are based on the probable loss including qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

General allowances are established for loans and leases that can be grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience and expected losses given default derived from the Company’s internal risk rating process. These factors are developed and applied to the portfolio in terms of line of business and loan type. Adjustments are also made to the allowance for the pools after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Deferred income taxes.    Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2008, deferred income taxes of $1,365,000 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

FINANCIAL CONDITION

Total assets increased during the first six months of 2008 by $14.5 million from $273.0 million to $287.5 million, or 5.34%. The growth was funded by increases in total deposits, which increased by $11.3 million, or 4.59%, and increases in Federal Home Loan Bank advances of $4.5 million. The increase in total assets for the six months ended June 30, 2008 consisted primarily of a net increase in loans of $22.9 million, offset by decreases of $3.7 million in cash and due froms, $1.9 million in federal funds sold, and $4.4 million in securities available for sale. The loan to deposit ratio at June 30, 2008 was 86% compared to 81% at December 31, 2007.

Stockholders’ equity increased by $325,000 for the six months ended June 30, 2008. This net increase consisted of net income of $196,000 and proceeds from issuance of common stock of $227,000, offset by a net decrease in accumulated other comprehensive losses of $98,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $8,755,000 at June 30, 2008, representing an increase of $1,848,000 (26.76%) from December 31, 2007. This increase is primarily attributable to an increase of $2,086,000 in other real estate owned. Total nonperforming assets were 3.93% of total loans at June 30, 2008, compared to 3.46% at December 31, 2007. Nonperforming assets represented 3.05% of total assets at June 30, 2008, compared to 2.53% of total assets at December 31, 2007. Nonaccrual loans represented 2.74% of total loans outstanding at June 30, 2008, compared to 2.12% of total loans outstanding at December 31, 2007. There were no related party loans which were considered to be nonperforming at June 30, 2008.

At June 30, 2008, the Company had loan concentrations in real estate totaling $179,219,000, or 80.5% of total loans. Commercial and industrial loans of $37,440,000 made up 16.8% of total loans. The remaining $5,948,000, or 2.7%, of total loans consisted of consumer and other loans.

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

At June 30, 2008, the Bank’s liquidity ratio of 14.65% was considered satisfactory in relation to regulatory guidelines and internal target ratios. At June 30, 2008, the Company had the ability to borrow an additional $24 million in Federal Home Loan Bank advances. In addition, the Company can borrow overnight federal funds up to $1,500,000 for seven days and up to $5,000,000 on a thirty day repurchase agreement.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2008, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2008 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.82%	7.78%	4.00%
Risk-Based Capital Ratios
Core Capital	8.75%	8.70%	4.00%
Total Capital	9.81%	9.77%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2008 are as follows:

June 30, 2008
Commitments to extend credit	$10,705,000
Financial standby letters of credit	2,105,000
Other standby letters of credit	864,000

$13,674,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

Net Interest Income.    Net interest income decreased by $625,000 and $807,000 for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 3.34% at June 30, 2008 as compared to 4.39% at June 30, 2007 and 4.18% for the entire year ended December 31, 2007.

The yield on interest-earning assets decreased from 8.62% to 7.48%, or 114 basis points, from June 30, 2007 to June 30, 2008. The rate paid on interest-bearing liabilities decreased from 4.79% to 4.64%, or 15 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the 325 basis point decrease in the prime rate over the last year.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earnings assets or interest-bearing liabilities and the average rate for total interest-earning assets or total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$207,101	$8,389	8.17%	$172,459	$8,593	10.05%
Taxable securities	41,614	1,018	4.93	48,312	1,128	4.70
Nontaxable securities	7,701	145	3.79	8,804	169	3.87
Interest-bearing deposits	123	3	5.71	54	1	5.90
Federal funds sold	1,600	23	2.90	3,983	100	5.10

Total interest-earning assets(1)	$258,139	$9,578	7.48	$233,612	$9,991	8.62

Interest-bearing liabilities:
Demand and savings deposits	$22,553	$389	3.48	$21,048	$436	4.18
Time deposits	202,128	4,754	4.74	179,612	4,263	4.79

Total deposits	224,681	5,143	4.62	200,660	4,699	4.72

Other short-term borrowings(3)	2,128	36	3.44	1,042	53	10.25
Long-term debt	3,403	117	6.92	3,403	150	8.91

Total interest-bearing liabilities	$230,212	5,296	4.64	$205,105	4,902	4.79

Net interest income/net interest spread		$4,282	2.84%		$5,089	3.83%

Net yield on earning assets			3.34%			4.39%

(1)	Average securities exclude average unrealized gains of $475,000 and unrealized losses of $547,000 for the six months ended June 30, 2008 and 2007, respectively.
(2)	Annualized.
(3)	The June 30, 2007 yield is skewed due to the fact that the Company was required to pay four quarters of interest due on their Silverton Bank line of credit because of a billing error by Silverton Bank.

Provision for Loan Losses.    The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $710,000 was made during the six month period ending June 30, 2008 as compared to a provision of $25,000 made during the six month period ending June 30, 2007. The allowance for loan loss as a percentage of total loans was 1.60%, 1.68%, and 1.82% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Total nonaccrual loans increased by $944,000, net charge-offs increased by $427,000, and loans past due ninety days or more and still accruing decreased by $590,000 for the six months ended June 30, 2008 as compared to the same period in 2007. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2008 is adequate to absorb any foreseeable losses in the loan portfolio.

At June 30, 2008 and 2007, nonaccrual, past due and restructured loans were as follows:

	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Total nonaccruing loans	$6,110	$5,166
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	9	599
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$207,101	$172,459

Balance of allowance for loan losses at beginning of period	$3,349	$3,317

Loans charged off
Commercial	(780)	(102)
Real estate	—	—
Installment	(152)	(28)

	(932)	(130)

Loans recovered
Commercial	411	13
Real estate	—	—
Installment	20	43

	431	56

Net charge-offs	(501)	(74)

Additions to allowance charged to operating expense during period	710	25

Balance of allowance for loan losses at end of period	$3,558	$3,268

Ratio of net loans charged-off during the period to average loans outstanding	.24%	.04%

Other Income.    Other income increased by $406,000 and $368,000 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The most significant component of other income is service charges on deposit accounts which accounts for 62% and 88% of total other income for June 30, 2008 and 2007, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the three and six month periods ended June 30, 2008 is largely due to the recording of gains on sales of other real estate owned of $418,000.

Other Expenses.     Other expenses increased by $227,000 and $423,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increases include increases of $109,000 and $218,000 in salaries and employee benefits, $21,000 and $15,000 in occupancy and equipment expenses, and $99,000 and $192,000 in other operating expenses for the three and six month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits. At June 30, 2008 and 2007, the number of full-time equivalent employees was 92. The most significant increase in other operating expenses was legal expenses which increased $78,000 compared to June 30, 2007. Legal expenses at June 30, 2007 were lower due to a refund of fees from an attorney totaling approximately $57,000.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three and six months ended June 30, 2008 was $2,000 and $6,000, respectively, as compared to a loss of $25,000 and $36,000 for the three and six months ended June 30, 2007, respectively.

Income Taxes.     Income tax expense decreased by $328,000 and $559,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The effective tax rate for the six month periods in 2008 and 2007 was 15% and 33%, respectively. The decrease from the year ago period is primarily attributable to less income before income tax and a decline in the effective tax rate. The reduction in the effective tax rate results from a decline in income before tax and increases in nontaxable interest income on securities.

Net Income.    Net income decreased by $543,000 and $989,000 for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The decrease in net income for the three and six months ended June 30, 2008 compared to the same period in 2007 is mainly due to the decreases in net interest income resulting from a decrease in yields on interest-bearing assets and additional provision for loan losses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 24, 2008. A total of 1,494,538 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal: To elect the twelve nominees to serve as directors for the following year.

Directors	For	Against	Abstain
George D. Andrews	1,493,774	0	764
Dr. Gloria Campbell D’Hue	1,493,774	0	764
Leon Goodrum	1,493,774	0	764
Agnes H. Harper	1,493,774	0	764
Charles W. Harrison	1,493,774	0	764
Robert A. Holmes	1,493,774	0	764
Moses M. Jones	1,493,774	0	764
Marian S. Jordan	1,493,774	0	764
Elvin Mitchell, Sr.	1,493,774	0	764
Roy W. Sweat	1,493,774	0	764
William Thomas	1,493,774	0	764
Cordy T. Vivian	1,493,774	0	764

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 14, 2008	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 14, 2008	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and
Accounting Officer)