Form 10-Q
period 2008-09-30
CAPITOL CITY BANCSHARES INC
filed 2008-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008; 2,274,182; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2008 and December 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Cash and due from banks	$4,722,670	$5,557,711
Interest-bearing deposits at other financial institutions	149,120	74,895
Federal funds sold	—	1,953,000
Securities available for sale, at fair value	47,778,164	52,223,806
Restricted equity securities, at cost	647,700	471,900
Loans, net of unearned income	228,111,223	199,488,088
Less allowance for loan losses	3,614,146	3,349,052

Loans, net	224,497,077	196,139,036

Premises and equipment, net	10,366,170	10,432,908
Other real estate owned	2,176,788	550,278
Other assets	5,675,776	5,557,103

Total assets	$296,013,465	$272,960,637

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,385,057	$30,654,203
Interest-bearing	234,952,932	215,905,776

Total deposits	265,337,989	246,559,979
Note payable	367,000	452,000
Federal funds purchased	1,690,000	—
Federal Home Loan Bank advances	2,000,000	—
Securities sold under repurchase agreements	2,500,000	1,000,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	2,191,402	2,795,643

Total liabilities	277,489,391	254,210,622

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,232,032 and 2,191,608 shares issued and outstanding, respectively	3,348,048	3,287,412
Surplus	2,729,444	2,385,840
Retained earnings	11,714,567	12,040,145
Accumulated other comprehensive income (loss)	(267,985)	36,618

Total stockholders’ equity	18,524,074	18,750,015

Total liabilities and stockholders’ equity	$296,013,465	$272,960,637

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$4,161,734	$4,457,063	$12,550,702	$13,049,947
Deposits in banks	729	1,138	4,218	2,745
Securities:
Taxable	460,899	582,497	1,478,918	1,709,595
Nontaxable	83,100	72,004	227,869	240,794
Federal funds sold	5,196	61,623	28,234	162,308

Total interest income	4,711,658	5,174,325	14,289,941	15,165,389

Interest expense:
Deposits	2,570,940	2,492,122	7,714,376	7,191,016
Other borrowings	82,983	94,048	236,052	297,481

Total interest expense	2,653,923	2,586,170	7,950,428	7,488,497

Net interest income	2,057,735	2,588,155	6,339,513	7,676,892
Provision for loan losses	1,000,000	85,000	1,710,000	110,000

Net interest income after provision for loan losses	1,057,735	2,503,155	4,629,513	7,566,892

Other income:
Service charges on deposit accounts	503,547	532,017	1,440,005	1,535,945
Other fees and commissions	13,449	10,357	45,645	51,595
Mortgage origination income	—	9,508	—	32,493
Gain on sales of other real estate owned	127,895	—	546,452	—
Other operating income	30,867	40,817	148,517	109,311

Total other income	675,758	592,699	2,180,619	1,729,344

Other expenses:
Salaries and employee benefits	1,055,527	1,034,730	3,226,777	2,987,462
Occupancy and equipment expenses, net	306,866	236,000	883,028	796,992
Loss on sale of securities available for sale	—	—	—	2,698
Other operating expenses	952,351	892,243	3,050,145	2,797,630

Total other expenses	2,314,744	2,162,973	7,159,950	6,584,782

Income (loss) before income taxes	(581,251)	932,881	(349,818)	2,711,454
Income tax expense (benefit)	(235,239)	313,599	(199,609)	907,806

Net income (loss)	(346,012)	619,282	(150,209)	1,803,648

Other comprehensive income (loss)
Unrealized losses on securities available for sale arising during period, net of tax	(203,223)	351,430	(264,233)	112,754
Reclassification adjustment for (gains) losses realized in net income, net of tax	(3,166)	—	(40,370)	1,781

Comprehensive income (loss)	$(552,401)	$970,712	$(454,812)	$1,918,183

Basic earnings (losses) per common share	$(0.16)	$0.28	$(0.07)	$0.82

Diluted earnings per common share	$—	$0.26	$—	$0.75

Cash dividends declared per share of common stock	$0.08	$—	$0.08	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(150,209)	$1,803,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	414,989	377,411
Provision for loan losses	1,710,000	110,000
Net (gain) loss on sale of securities available for sale	(61,167)	2,698
Net (gain) loss on sale of premises and equipment	(3,457)	—
(Gain) loss on sale of other real estate owned	(546,452)	2,257
Net other operating activities	(17,029)	830,187

Net cash provided by operating activities	1,346,675	3,126,201

INVESTING ACTIVITIES
Purchases of securities available for sale	(44,991,809)	(17,890,357)
Proceeds from maturities of securities available for sale	14,880,428	11,233,469
Proceeds from sales of securities available for sale	34,156,670	4,494,754
Net increase in interest-bearing deposits	(74,225)	(55,088)
Net (increase) decrease in federal funds sold	1,953,000	(3,466,000)
(Purchase) redemption of restricted equity securities	(175,800)	31,600
Net increase in loans	(32,084,594)	(7,642,023)
Proceeds from sale of other real estate owned	387,527	674,663
Purchase of premises and equipment	(371,988)	(1,785,084)
Disposal of premises and equipment	27,194	182,175

Net cash used in investing activities	(26,293,597)	(14,221,891)

FINANCING ACTIVITIES
Net increase in deposits	18,778,010	12,202,037
Net decrease in notes payable	(85,000)	(85,000)
Net increase (decrease) in securities sold under repurchase agreements	1,500,000	(2,000,000)
Net increase in Federal Home Loan Bank advances	2,000,000	—
Net increase in federal funds purchased	1,690,000	—
Issuance of preferred stock	—	1,000,000
Proceeds from issuance of common stock under ESOP plan	8,000	—
Proceeds from issuance of common stock from secondary stock offering	396,240	—
Dividends paid to shareholders	(175,369)	(219,120)

Net cash provided by financing activities	24,111,881	10,897,917

Net decrease in cash and due from banks	(835,041)	(197,773)
Cash and due from banks, beginning of period	5,557,711	4,292,248

Cash and due from banks, end of period	$4,722,670	$4,094,475

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$8,037,484	$7,098,198
Income taxes	$225,374	$912,422
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,769,049	$2,256,634
Financed sales of other real estate owned	$752,496	$1,838,103

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS (LOSSES) PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(346,012)	$619,282	$(150,209)	$1,803,648

Weighted average common shares outstanding	2,221,653	2,188,352	2,202,060	2,188,352
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	215,684	215,684	215,684	215,684

Total weighted average common shares and common stock equivalents outstanding	2,437,337	2,404,036	2,417,744	2,404,036

Diluted earnings per common share	$—	$.26	$—	$.75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	STOCK BASED COMPENSATION

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

At December 31, 2007, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2008 and 2007. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2008 and 2007.

The following table represents stock option activity for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	418,000	$2.67	418,000	$2.67
Options granted	—	—	—	—
Options exercised	—	—	—	—

Options outstanding end of period	418,000	2.67	418,000	2.67	1.3 years

Outstanding exercisable end of period	418,000	2.67	418,000	2.67	1.3 years

The range of option prices for options outstanding and exercisable at September 30, 2008 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at September 30, 2008. At September 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available for sale	$—	$47,778,164	$—	$47,778,164

Total assets at fair value	$—	$47,778,164	$—	$47,778,164

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

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2008 (dollars in thousands).

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$18,003,434	$18,003,434
Other real estate	—	—	2,176,788	2,176,788

	$—	$—	$20,180,222	$20,180,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE MEASUREMENTS (Continued)

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

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The Company has, in its discretion, extended the offering until February 8, 2009. As of September 30, 2008, the Company had sold 39,624 shares through the secondary stock offering.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	FEDERAL HOME LOAN BANK ADVANCES

During the third quarter of 2008, the Company received proceeds from Federal Home Loan Bank advances of $2,000,000 and repaid advances of $4,500,000. These advances are variable rate and mature in 2009.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2008, deferred income taxes of $1,365,000 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

FINANCIAL CONDITION

Total assets increased during the first nine months of 2008 by $23.1 million from $273.0 million to $296.0 million, or 8.45%. The growth was funded by increases in total deposits, which increased by $18.8 million, or 7.62%, and increases in Federal Home Loan Bank advances of $2.0 million. The increase in total assets for the nine months ended September 30, 2008 consisted primarily of a net increase in loans of $28.4 million, offset by decreases of $835,000 in cash and due froms, $1.95 million in federal funds sold, and $4.4 million in securities available for sale. The loan to deposit ratio at September 30, 2008 was 86% compared to 81% at December 31, 2007.

Stockholders’ equity decreased by $226,000 for the nine months ended September 30, 2008. This net decrease consisted of proceeds from issuance of common stock of $404,000, offset by net decreases in accumulated other comprehensive losses of $305,000, net losses of $150,000, and dividends paid of $175,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $10,413,000 at September 30, 2008, representing an increase of $3,506,000 (50.76%) from December 31, 2007. This increase is primarily attributable to an increase of $1,627,000 in other real estate owned. Total nonperforming assets were 4.56% of total loans at September 30, 2008, compared to 3.46% at December 31, 2007. Nonperforming assets represented 3.52% of total assets at September 30, 2008, compared to 2.53% of total assets at December 31, 2007. Nonaccrual loans represented 3.16% of total loans outstanding at September 30, 2008, compared to 2.15% of total loans outstanding at December 31, 2007. There were no related party loans which were considered to be nonperforming at September 30, 2008.

At September 30, 2008, the Company had loan concentrations in real estate totaling $182,929,000, or 80.2% of total loans. Commercial and industrial loans of $39,577,000 made up 17.3% of total loans. The remaining $5,605,000, or 2.5%, of total loans consisted of consumer and other loans.

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

At September 30, 2008, the Bank’s liquidity ratio of 15.28% was considered satisfactory in relation to regulatory guidelines. However, it was below internal targets of 18%-25%. The Bank plans to curtail loan growth and maintain competitive certificate of deposit rates to improve the current liquidity ratio. At September 30, 2008, the Company had the ability to borrow an additional $26.5 million in Federal Home Loan Bank advances. In addition, the Company can borrow overnight federal funds up to $1,500,000 for seven days and up to $5,000,000 on a thirty day repurchase agreement.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2008, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2008 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.61%	7.51%	4.00%
Risk-Based Capital Ratios
Core Capital	8.93%	8.81%	4.00%
Total Capital	10.18%	10.07%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2008 are as follows:

September 30, 2008
Commitments to extend credit	$9,550,000
Financial standby letters of credit	2,259,000
Other standby letters of credit	710,000

$12,519,000

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

Net Interest Income.    Net interest income decreased by $530,000 and $1,337,000 for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 3.25% at September 30, 2008 as compared to 4.35% at September 30, 2007 and 4.18% for the entire year ended December 31, 2007.

The yield on interest-earning assets decreased from 8.60% to 7.34%, or 126 basis points, from September 30, 2007 to September 30, 2008. The rate paid on interest-bearing liabilities decreased from 5.37% to 4.54%, or 83 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the 275 basis point decrease in the prime rate over the last year.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$211,294	$12,551	7.94%	$180,557	$13,050	9.66%
Taxable securities	39,268	1,479	5.04	43,546	1,709	5.25
Nontaxable securities	8,364	228	3.64	7,229	241	4.45
Interest-bearing deposits	129	4	4.38	61	3	5.97
Federal funds sold	1,415	28	2.67	4,339	162	5.00

Total interest-earning assets(1)	$260,470	$14,290	7.34	$235,732	$15,165	8.60

Interest-bearing liabilities:
Demand and savings deposits	$23,010	$583	3.39	$20,448	$651	4.26
Time deposits	204,454	7,131	4.66	161,846	6,540	5.40

Total deposits	227,464	7,714	4.53	182,294	7,191	5.27
Other short-term borrowings(3)	3,336	66	2.64	892	72	10.79
Long-term debt	3,403	170	6.67	3,403	226	8.87

Total interest-bearing liabilities	$234,203	7,950	4.54	$186,589	7,489	5.37

Net interest income/net interest spread		$6,340	2.80%		$7,676	3.24%

Net yield on earning assets			3.25%			4.35%

(1)	Average securities exclude average unrealized gains of $258,000 and unrealized losses of $549,000 for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Annualized.
(3)	The September 30, 2007 yield is skewed due to the fact that the Company was required to pay four quarters of interest due on their Silverton Bank line of credit because of a billing error by Silverton Bank.

Provision for Loan Losses.    The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $1,710,000 was made during the nine month period ending September 30, 2008 as compared to a provision of $110,000 made during the nine month period ending September 30, 2007. The allowance for loan loss as a percentage of total loans was 1.58%, 1.68%, and 1.70% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Total nonaccrual loans increased by $2,925,000, net charge-offs increased by $1,222,000, and loans past due ninety days or more and still accruing increased by $417,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2008 is adequate to absorb any foreseeable losses in the loan portfolio.

At September 30, 2008 and 2007, nonaccrual, past due and restructured loans were as follows:

	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Total nonaccruing loans	$7,209	$4,284
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,027	610
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$211,294	$180,557

Balance of allowance for loan losses at beginning of period	$3,349	$3,317

Loans charged off
Commercial	(1,692)	(248)
Real estate	—	—
Installment	(187)	(48)

	(1,879)	(296)

Loans recovered
Commercial	411	19
Real estate	—	—
Installment	23	54

	434	73

Net charge-offs	(1,445)	(223)

Additions to allowance charged to operating expense during period	1,710	110

Balance of allowance for loan losses at end of period	$3,614	$3,204

Ratio of net loans charged-off during the period to average loans outstanding	.68%	.12%

Other Income.    Other income increased by $83,000 and $451,000 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The most significant component of other income is service charges on deposit accounts which accounts for 66% and 89% of total other income for September 30, 2008 and 2007, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the three and nine month periods ended September 30, 2008 is largely due to the recording of gains on sales of other real estate owned of $128,000 and $546,000, respectively.

Other Expenses.    Other expenses increased by $152,000 and $575,000 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases include increases of $21,000 and $239,000 in salaries and employee benefits, $71,000 and $86,000 in occupancy and equipment expenses, and $60,000 and $252,000 in other operating expenses for the three and nine month periods, respectively. The increase in salaries and employee benefits includes normal increases in salaries and benefits. At September 30, 2008, the number of full-time equivalent employees was 92 compared to 98 at September 30, 2007. The most significant increase in other operating expenses was legal expenses which increased $82,000 compared to September 30, 2007. Legal expenses at September 30, 2007 were lower due to a refund of fees from an attorney totaling approximately $57,000.

The mortgage company originates loans which are table funded through independent investors. The net loss for the three and nine months ended September 30, 2008 was $2,000 and $8,000, respectively, as compared to a loss of $17,000 and $53,000 for the three and nine months ended September 30, 2007, respectively.

Income Taxes (Benefits).    The Company’s income tax benefit was $235,000 and $200,000 for the three and nine months ended September 30, 2008, respectively, as compared to income tax expense of $314,000 and $908,000 for the same periods in 2007. The decrease from the year ago period is primarily attributable to the net loss before income tax, largely resulting from an increase in provision for loan losses.

Net Income (Loss).    For the three and six month periods ended September 30, 2008, the Company had net losses of $346,000 and $150,000, compared to net income of $619,000 and $1.8 million for the same periods in 2007. This change from net income in 2007 to net loss in 2008 is mainly due to the decreases in net interest income resulting from a decrease in yields on interest-bearing assets and additional provision for loan losses.

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

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2008	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: November 14, 2008	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and
Accounting Officer)