Form 10-K
period 2008-12-31
CAPITOL CITY BANCSHARES INC
filed 2009-04-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

COMMON STOCK, $1.50 PAR VALUE

(Title of Class)

Name of each exchange on which registered: None.

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2008: $15,597,490 (based on the stock price of $10.00 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,307,853 shares of $1.50 par value common stock as of March 23, 2009.

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

As of December 31, 2008, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Wachovia National Bank of Georgia, Silverton Bank and The Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

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

Employees

As of December 31, 2008, the Company had 85 full-time employees and 17 part time employees. The Company is not a party to any collective bargaining agreements.

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

As of December 31, 2008, the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 8.72% and 9.98%, respectively. For a more detailed analysis of the Company and the Bank’s regulatory requirements see Note 17 to the Notes to Consolidated Financial Statements.

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

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company has applied to participate in the CPP but decided to withdraw its application from consideration.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company have opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

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

The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Deposit Insurance Fund (“DIF”). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF, and (iii)

those banks that pose a substantial probability of loss to the DIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2008, the Bank met the definition of a adequately-capitalized institution, and will be assessed accordingly for 2009.

Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the TLGP, banks temporarily become subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DIF.

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

For a summary of the Company’s loan concentrations, see Note 4 and Note 15 to the consolidated financial statements attached hereto.

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

The Bank maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 5 to Financial Statements, located in Item 8 of this Form 10-K, below.

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

In May 2006, the Company purchased property located at 94 Peachtree Street, Atlanta, Georgia for the purpose of opening an eighth branch office. The branch opened in August 2008.

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

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2008

First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2007

First Quarter	$10.00	$10.00
Second Quarter	$10.00	$8.00
Third Quarter	$10.00	$8.00
Fourth Quarter	$10.00	$5.00

As of December 31, 2008, the Company had approximately 1,453 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2007 of $.07 per share and $.08 per share in 2008.

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

The Company offered up to 1,500,000 shares of its common stock for $10.00 per share in a registered public offering. The final Prospectus was filed with the SEC on May 8, 2008 and contained the specifics of the offering. The Company sold 95,334 shares and received $953,340 into its capital account. The offering ended on February 8, 2009. The Company did not purchase any of its common stock during 2008.

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

Summary

During 2008, we experienced growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2008, we reported total assets of $300.7 million, an increase of 10.2% over 2007. Total interest-earning assets increased by $28.2 million, or 11.1%, and total deposits increased by $23.4 million, or 9.5% from 2007 to 2008. Total loans increased by $33.9 million, or 17%, as compared to the same period in 2007. Net income for the year ended December 31, 2008 decreased by $2.9 million as compared to the year ended December 31, 2007, resulting in a net loss of $945,000 for the year ended December 31, 2008.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2008, our liquidity ratio was considered satisfactory. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2008, our capital to asset ratios were considered adequately capitalized based on guidelines established by regulatory authorities. During 2008, our total equity decreased by $114,000. This decrease consists of net losses of $945,000, dividends paid of $225,000 and stock issuance costs of $57,000, offset by issuances of common stock of $1,012,000 and an increase in accumulated other comprehensive income, net of tax, of $101,000. At December 31, 2008, our total stockholders’ equity was $18.6 million.

The primary source of funds available to the holding company is the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, no dividends can be paid by the Bank to the holding company without regulatory approval. The payment of dividends is decided by the Board of Directors based on factors available to them at the time of declaration.

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2008, the Company’s and Bank’s capital ratios were considered adequately capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2008 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	7.43%	7.38%	4.00%
Risk-based capital ratios:
Tier 1 capital	8.72%	8.64%	4.00%
Total capital	9.98%	9.89%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2008 and 2007 were $14.4 million and $15.2 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table presents the Company’s contractual obligations as of December 31, 2008.

	Payments Due After December 31, 2008
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$367	$85	$170	$112	$—
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$3,770	$85	$170	$112	$3,403

We did not have any material commitments for capital expenditures at December 31, 2008.

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

BALANCE SHEETS

Total assets increased approximately $27.7 million or 10.2% from 2007 to 2008 compared to an increase of $22.9 million for the year ended December 31, 2007. The most significant increase was in total loans which increased by $33.9 million. Our loan to deposit ratio was 86.5% at December 31, 2008 compared to 80.9% at December 31, 2007.

The increase in assets was funded primarily by an increase in deposits of $23.4 million or 9.5% as compared to a $19.7 million increase in 2007. The increase was made up of an increase in interest-bearing deposits of $22.0 million and an increase in noninterest-bearing deposits of $1.3 million. Time deposits of $100,000 or more increased during this same time period by $1.5 million, to $54.6 million. Noninterest-bearing deposits accounted for 11.9% and 12.4% of total deposits at December 31, 2008 and 2007, respectively. Brokered certificates of deposit increased $4.9 million to $31.6 million as of December 31, 2008.

Average total assets increased $28.9 million from 2007 to 2008. Average interest-earning assets increased $20.4 million from 2007 to 2008, including an increase in average total loans of $36.3 million, offset by a decrease in taxable securities of $6.7 million. Average interest-bearing liabilities increased during the same period by $27.4 million from $210.0 to $237.4 million. These increases in average balances for the year ended December 31, 2008 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 10.9% and 16.5%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

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

The yield on interest-earning assets decreased by 147 basis points to 6.89% in 2008, as compared to 8.36% in 2007. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of 216 basis points to 7.41% in 2008 as compared to 9.57% in 2007. Average loans represented 81.5% and 75.4% of total interest-earning assets at December 31, 2008 and 2007, respectively. The net effect on net interest income was a decrease of $2.3 million, or 22.2% as compared to 2007. The net yield on average interest-earning assets decreased 124 basis points to 2.94% during 2008 from 4.18% during 2007. The yield on average interest-bearing liabilities decreased 35 basis points to 4.49% in 2008 compared to 4.84% in 2007. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in Prime Rate since December 31, 2007.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2008 from $500,000 to $2,485,000, or by $1,985,000.

Total loan charge-offs increased by $1,039,000 from $547,000 in 2007 to $1,586,000 for the year ended 2008, and recoveries increased from $79,000 to $121,000, resulting in net charge-offs of $1,465,000 and $468,000 for the years ended December 31, 2008 and 2007, respectively. The increase in net charge-offs of $997,000 resulted in a net charge-off to average loans ratio of 0.67% in 2008 as compared to 0.26% in 2007.

Our allowance for loan loss was $4.4 million and $3.4 million at December 31, 2008 and 2007, respectively. The allowance as a percentage of total loans increased to 1.87% in 2008 as compared to 1.68% in 2007. As of December 31, 2008, there were $15.7 million of impaired loans as compared to $18.2 million in 2007. Impaired loans consist of non-accrual loans and other loans specifically identified as impaired, and we have determined that a valuation allowance of approximately $1,658,000 is required for these loans as of December 31, 2008. Due to collateral values on the underlying loans, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest decreased at December 31, 2008 as compared to 2007, from $2.1 million to $1.2 million. In addition to non-accrual loans, the Company also has foreclosed real estate, which is considered a nonperforming asset. At December 31, 2008, the balance in foreclosed real estate was $2.2 million compared to $550,000 at December 31, 2007. Foreclosed real estate consists of several pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to foreclosed real estate. Considering all these circumstances and the provisions for loan losses recognized in 2008, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2008.

Other income increased $361,000 or 15.6% in 2008 compared to a decrease of $111,000 in 2007. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Approximately 74% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2008 and 2007. Mortgage origination income decreased by $37,000 in 2008 due to a lower volume of mortgage originations.

Other expenses increased $702,000 or 7.8% during 2008 compared to a decrease of $443,000 in 2007. This increase is primarily a result of other operating expenses increasing $444,000 compared to a decrease of $611,000 in 2007. The increase in other operating expenses is largely due to increases of $154,000 in legal fees, $74,000 in security expenses, and $22,000 in computer expenses. Salaries and benefits also increased by $131,000. The increase in salaries and benefits is due to increases in the cost of benefits and annual salary increase. The number of employees decreased in 2008 from 96 to 92. Occupancy and equipment expenses increased by $127,000. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs.

During 2008 and 2007, we recognized income tax expense (benefits) of $(670,000) and $1.0 million, respectively. The effective tax rate was (41%) and 34% for the years ended December 31, 2008 and 2007. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	December 31,
	2008	2007
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$5,050	$6,754
Taxable securities	41,170	47,733
Nontaxable securities	7,824	8,014
Unrealized gains (losses) on securities available for sale	76	(509)
Federal funds sold	1,060	4,129
Loans (2)(3)	219,650	183,368
Allowance for loan losses	(3,188)	(3,235)
Other assets	17,390	13,807

	$289,032	$260,061

Total interest-earning assets	$269,551	$243,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$30,368	$29,859
Interest-bearing demand and savings	33,002	30,616
Time	196,689	174,957

Total deposits	260,059	235,432
Federal funds purchased	604	—
Federal Home Loan Bank advances	1,433	—
Note payable	431	585
Securities sold under repurchase agreements	1,800	448
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	2,339	2,772

Total liabilities	270,069	242,640

Stockholders’ equity (4)	18,963	17,421

	$289,032	$260,061

Total interest-bearing liabilities	$237,362	$210,009

(1)	Average balances were determined using the daily average balances.
(2)	Nonaccrual loans of $6.1 million and $5.1 million are included in the average balances of loans for 2008 and 2007, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes average unrealized losses on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2008		2007
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$16,273	7.41%	$17,553	9.57%
Interest on deposits in banks	4	3.28	—	—
Interest on taxable securities	2,000	4.85	2,273	4.76
Interest on nontaxable securities(2)	281	3.59	310	3.87
Interest on federal funds sold	28	2.66	204	4.95

Total interest income	18,586	6.89	20,340	8.36

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	768	2.33%	856	2.80%
Interest on time deposits	9,560	4.86	8,921	5.10
Interest on federal funds purchased	31	5.18	—	—
Interest on Federal Home Loan Bank advances	34	2.36	—	—
Interest on note payable	7	1.66	60	10.19
Interest on securities sold under repurchase agreements	24	1.36	27	5.96
Interest on company guaranteed trust preferred securities	240	7.04	300	8.82

Total interest expense	10,664	4.49	10,164	4.84

NET INTEREST INCOME	$7,922		$10,176

Net interest spread		2.40%		3.52%

Net yield on average interest-earning assets		2.94%		4.18%

(1)	Interest on loans includes approximately $1.3 million and $1.2 million of loan fee income for the years ended December 31, 2008 and 2007.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2008 vs. 2007 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(4,383)	$3,103	$(1,280)
Interest on deposits in banks	4	—	4
Interest on taxable securities	42	(315)	(273)
Interest on nontaxable securities	(22)	(7)	(29)
Interest on federal funds sold	(68)	(108)	(176)

Total interest income	(4,427)	2,673	(1,754)

Interest on interest-bearing demand and savings deposits	(152)	64	(88)
Interest on time deposits	(433)	1,072	639
Interest on federal funds purchased	—	31	31
Interest on Federal Home Loan Bank advances	—	34	34
Interest on note payable	(40)	(13)	(53)
Interest on securities sold under repurchase agreements	(34)	31	(3)
Interest on company guaranteed trust preferred securities	(60)	—	(60)

Total interest expense	(719)	1,219	500

Net interest income	$(3,708)	$1,454	$(2,254)

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

At December 31, 2008, our cumulative one year interest rate sensitivity gap ratio was 114%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2008, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$144	$—	$—	$—	$144
Securities available for sale	367	—	1,219	46,640	48,226
Restricted equity securities	648	—	—	—	648
Loans(1)	142,038	25,382	55,032	1,695	224,147

	143,197	25,382	56,251	48,335	273,165

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	30,686	—	—	—	30,686
Certificates, less than $100,000	18,725	60,660	73,279	—	152,664
Certificates, $100,000 and over	8,560	23,164	22,852	—	54,576
Federal funds purchased	1,775	—	—	—	1,775
Note payable	—	85	282	—	367
Federal Home Loan Bank advances	—	2,000	—	—	2,000
Securities sold under repurchase agreements	2,500	—	—	—	2,500
Company guaranteed trust preferred securities	—	—	—	3,403	3,403

	62,246	85,909	96,413	3,403	$247,971

Interest rate sensitivity gap	$80,951	$(60,527)	$(40,162)	$44,932

Cumulative interest rate sensitivity gap	$80,951	$20,424	$(19,738)	$25,194

Interest rate sensitivity gap ratio	2.30	0.30	0.58

Cumulative interest rate sensitivity gap ratio	2.30	1.14	0.92	1.10

(1)	Excludes nonaccrual loans of $9.3 million.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category because these deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 72% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying values of securities at the dates indicated are summarized as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
U.S. Government and federal agencies (includes U.S. Treasury securities)	$43,094	$43,819
State and municipal securities	4,329	7,101
Other securities, including equity securities(1)	1,451	1,776

	$48,874	$52,696

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2008 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and Federal Agencies (Includes U.S. Treasury Securities)		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield
	(Dollars in Thousands)
One year or less	$317	4.88%	$—	—%	$—	—%
After one through five years	—	—	1,219	3.87	—	—
After five through ten years	4,363	5.46	2,218	4.53	650	9.50
Greater than ten years	38,414	5.05	892	4.78	103	8.12

	$43,094	5.09%	$4,329	4.39%	$753	9.31%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	Yields on state and municipal securities are not stated on a tax-equivalent basis.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2008	2007
	(Dollars in Thousands)
Commercial	$27,599	$36,969
Real estate-construction	14,543	5,389
Real estate-mortgage	186,315	152,277
Consumer	5,773	5,538

	$234,230	$200,173

As of December 31, 2008 and 2007, we had made specific allocations of our allowance for loan losses to certain loans of $1,658,175 and $1,226,793, respectively. Based on our best estimate, the allocation of the remaining allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2008		December 31, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$1,585	58.48%	$807	38.03%
Real estate	533	19.65	598	28.19
Consumer	593	21.87	717	33.78

	$2,711	100.00%	$2,122	100.00%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2008 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
2008
Commercial
One year or less	$14,289
After one through five years	12,630
After five years	680

$27,599

Construction
One year or less	$12,465
After one through five years	2,078
After five years	—

$14,543

Other
One year or less	$58,081
After one through five years	128,536
After five years	5,471

$192,088

$234,230

The following table summarizes loans at December 31, 2008 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$61,982
Floating or adjustable interest rates	87,413

$149,395

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2008	2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$9,253	$4,237

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,221	2,120
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (excludes nonaccrual)	6,414	14,012

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2008 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$805

Interest income that was recorded on nonaccrual loans	$602

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

	December 31,
	2008	2007
	(Dollars in Thousands)
Average balance of loans outstanding	$219,650	$183,368

Balance of allowance for loan losses at beginning of year	$3,349	$3,317

Charge-offs:
Installment	(203)	(59)
Commercial	(1,383)	(488)
Real estate	—	—

	(1,586)	(547)

Recoveries:
Installment	27	60
Commercial	94	19
Real estate	—	—

	121	79

Net charge-offs	(1,465)	(468)

Addition to allowance charged to operating expenses	2,485	500

Balance of allowance for loan losses	$4,369	$3,349

Ratio of net loan charge-offs to average loans	0.67%	0.26%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$30,368	—%	$29,859	—%
Interest-bearing demand and savings	33,002	2.33	30,616	2.80
Time deposits	196,689	4.86	174,957	5.10

Total	$260,059	4.50%	$235,432	4.76%

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2008 for the periods indicated.

(Dollars in Thousands)
Three months or less	$8,560
Over three through twelve months	23,164
Over twelve months	22,852

Total	$54,576

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2008	2007
Return on assets (1)	(.33)%	.75%
Return on equity (2)	(4.97)	11.23
Dividend payout (3)	(16.88)	11.23
Equity to assets (4)	6.59	6.69

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average equity.
(3)	Dividends declared per share of common stock divided by basic earnings (loss) per share.
(4)	Average equity divided by average total assets.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income (Loss)—December 31, 2008 and 2007

Consolidated Statements of Comprehensive Income (Loss)—December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity—December 31, 2008 and 2007

Consolidated Statements of Cash Flows—December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet—December 31, 2008

Consolidating Statement of Income (Loss)—December 31, 2008

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

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

On January 15, 2009, the board of directors of the Company voted to increase the number of board of director positions from twelve to sixteen, effective immediately. The board of directors then elected the following individuals to fill the newly-created vacancies:

Shelby R. Wilkes

Tarlee W. Brown

John T. Harper, and

Pratape Singh.

The term of office of these new directors began immediately and will continue until the next election of the directors, which will take place at the Company’s 2009 Annual Meeting of Shareholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Upon written request, the Company’s Code of Ethics Policy shall be furnished to shareholders without charge. Please direct your written request to George Andrews, Capitol City Bancshares, Inc., 562 Lee Street, S.W., Atlanta, Georgia 30311.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1) Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008, together with the related notes and the independent auditor’s report of Nichols Cauley & Associates, LLC, independent accountants.

(2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2009.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ George G. Andrews
GEORGE G. ANDREWS, PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Andrews and Leon Goodrum, and each of them, his or her attorney-in-fact, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 13, 2009.

Signature	Title

/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue
Dr. Gloria Campbell-D’Hue	Director

/s/ Leon Goodrum
Leon Goodrum	Chairman

/s/ Agnes H. Harper
Agnes H. Harper	Director

/s/ Charles W. Harrison
Charles W. Harrison	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Robert A. Holmes
Robert A. Holmes	Director

/s/ Moses M. Jones
Moses M. Jones	Director

/s/ Marian S. Jordan
Marian S. Jordan	Director

/s/ Elvin Mitchell, Sr.
Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Director

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Shelby Wilkes
Shelby Wilkes	Director

/s/ Tarlee W. Brown
Tarlee W. Brown	Director

/s/ John T. Harper
John T. Harper	Director

/s/ Pratape Singh
Pratape Singh	Director

/s/ Tatina Brooks
Tatina Brooks	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2008 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2008 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2008 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements.

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.