Form 10-K/A
period 2008-12-31
CAPITOL CITY BANCSHARES INC
filed 2009-04-22
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act of 1934).

Yes   ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2008: $15,957,490.00 (based on the stock price of $10.00 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,307,853 shares of $1.50 par value common stock as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this 10-K Annual Report, is incorporated by reference into Part III of this 10-K/A Annual Report.

EXPLANATORY NOTE

Agnes H. Harper resigned from the board of directors of Capitol City Bancshares, Inc. effective December 31, 2008. As a result, Capitol City Bancshares, Inc. hereby amends its Annual Report on Form 10-K, filed on April 14, 2009 (“Original Filing”), to remove Agnes N. Harper’s name from the list of directors who signed the Original Filing and to revise Item 9B in the Original Filing by adding the language contained in the immediately following paragraph labeled “Item 9B. Other Information”. Except for these amendments, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9B.	OTHER INFORMATION

Effective December 31, 2008, Agnes H. Harper resigned from the board of directors of Capitol City Bancshares, Inc.

SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Andrews and Leon Goodrum, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on April 13, 2009.

/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue
Dr. Gloria Campbell-D’Hue	Director

/s/ Leon Goodrum
Leon Goodrum	Chairman

/s/ Charles W. Harrison
Charles W. Harrison	Director

/s/ Robert A. Holmes
Robert A. Holmes	Director

/s/ Moses M. Jones
Moses M. Jones	Director

/s/ Marian S. Jordan
Marian S. Jordan	Director

/s/ Elvin Mitchell, Sr.
Elvin Mitchell, Sr.	Director

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Director

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Shelby Wilkes
Shelby Wilkes	Director

/s/ Tarlee W. Brown
Tarlee W. Brown	Director

/s/ John T. Harper
John T. Harper	Director

/s/ Pratape Singh
Pratape Singh	Director

/s/ Tatina Brooks
Tatina Brooks	Chief Financial Officer
(Principal Financial and Accounting Officer)

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits. See Exhibit Index immediately following certification on signature page.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: April 21, 2009	By:	/s/ George G. Andrews
George G. Andrews
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	Section 1350 Certifications