Form 10-Q
period 2009-03-31
CAPITOL CITY BANCSHARES INC
filed 2009-05-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2009; 2,309,553; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash and due from banks	$10,859,119	$4,150,450
Interest-bearing deposits at other financial institutions	—	144,263
Securities available for sale	49,546,219	48,225,611
Restricted equity securities, at cost	830,000	647,700

Loans, net of unearned income	233,047,304	233,400,468
Less allowance for loan losses	4,362,447	4,368,690

Loans, net	228,684,857	229,031,778

Premises and equipment, net	10,287,452	10,412,721
Foreclosed real estate	4,750,892	2,220,082
Other assets	6,275,109	5,836,667

Total assets	$311,233,648	$300,669,272

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,957,961	$31,998,612
Interest-bearing	251,456,077	237,926,429

Total deposits	280,414,038	269,925,041
Federal funds purchased	—	1,775,000
Note payable	367,000	367,000
Federal Home Loan Bank advances	6,000,000	2,000,000
Securities sold under repurchase agreements	—	2,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	2,395,434	2,062,903

Total liabilities	292,579,472	282,032,944

Stockholders’ equity:
Series A cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,309,553 and 2,307,853 shares issued and outstanding	3,464,330	3,461,780
Surplus	3,181,141	3,166,691
Retained earnings	10,846,100	10,869,656
Accumulated other comprehensive income	162,605	138,201

Total stockholders’ equity	18,654,176	18,636,328

Total liabilities and stockholders’ equity	$311,233,648	$300,669,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$3,574,983	$4,377,763
Deposits in banks	44	—
Securities:
Taxable	474,860	515,360
Nontaxable	40,880	65,958
Federal funds sold	9	20,508

Total interest income	4,090,776	4,979,589

Interest expense:
Deposits	2,616,609	2,594,996
Other borrowings	46,604	81,025

Total interest expense	2,663,213	2,676,021

Net interest income	1,427,563	2,303,568
Provision for loan losses	150,000	260,000

Net interest income after provision for loan losses	1,277,563	2,043,568

Other income:
Service charges on deposit accounts	391,159	431,708
Other fees and commissions	17,529	18,765
Gains on sales of available for sale securities, net	598,249	38,301
Other operating income	104,213	32,588

Total other income	1,111,150	521,362

Other expenses:
Salaries and employee benefits	1,037,251	1,055,197
Occupancy and equipment expenses, net	322,456	282,414
Other operating expenses	986,510	991,266

Total other expenses	2,346,217	2,328,877

Income before income taxes	42,496	236,053

Income tax expense	16,052	78,265

Net income	26,444	157,788

Preferred stock dividends	50,000	—

Net income (loss) available to common shareholders	$(23,556)	$157,788

Other comprehensive income
Unrealized gains on securities available for sale arising during period, net of tax	419,249	378,256

Reclassification adjustment for realized gains on securities available for sale arising during period, net of tax	(394,844)	—

Comprehensive income	$849	$536,044

Basic earnings per common share	$(0.01)	$0.07

Diluted earnings per common share	$(0.01)	$0.07

Cash dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$26,444	$157,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	154,511	136,879
Provision for loan losses	150,000	260,000
Net gain on sale of securities available for sale	(598,249)	(38,301)
Gain on sale of premises and equipment	(13,925)	—
Net other operating activities	(429,135)	6,794

Net cash provided by (used in) operating activities	(710,354)	523,160

INVESTING ACTIVITIES
Purchases of securities available for sale	(31,820,476)	(17,968,634)
Proceeds from sales of securities available for sale	29,098,403	10,150,449
Proceeds from maturities of securities available for sale	2,036,690	9,428,348
Purchases of restricted equity securities	(182,300)	(40,800)
Net decrease in interest-bearing deposits	144,263	34,294
Net increase in federal funds sold	—	(224,000)
Net decrease in loans	(2,023,237)	(14,990,894)
Purchase of premises and equipment	(32,367)	(118,604)
Proceeds from sale of premises and equipment	17,050	—

Net cash used in investing activities	(2,761,974)	(13,729,841)

FINANCING ACTIVITIES
Net increase in deposits	10,488,997	14,767,474
Net decrease in securities sold under repurchase agreements	(2,500,000)	(1,000,000)
Net increase in Federal Home Loan Bank advances	4,000,000	—
Net decrease in federal funds purchased	(1,775,000)	—
Dividends paid on preferred stock	(50,000)	—
Proceeds from issuance of common stock	17,000	3,530

Net cash provided by financing activities	10,180,997	13,771,004

Net increase in cash and due from banks	6,708,669	564,323

Cash and due from banks, beginning of period	4,150,450	5,557,711

Cash and due from banks, end of period	$10,859,119	$6,122,034

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,660,079	$2,712,654
Income taxes	$—	$—

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$3,014,108	$1,582,183
Financed sales of foreclosed real estate	$483,298	$—
Change in unrealized gains on securities available for sale, net of tax	$24,404	$378,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The condensed consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for the periods ended December 31, 2008 and March 31, 2009 have been reclassified to conform with the presentation as of March 31, 2009. These reclassification had no effect on previously reported net income or stockholders’ equity.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net income	$26,444	$157,788

Weighted average common shares outstanding	2,308,849	2,191,875
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	215,684	215,684

Total weighted average common shares and common stock equivalents outstanding	2,524,532	2,407,559

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	STOCK BASED COMPENSATION

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

At December 31, 2008, all outstanding options were fully vested and there were no options granted during the three months ended March 31, 2009 and 2008. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2009 and 2008.

The following table represents stock option activity for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	398,000	$2.68
Options granted	—	—
Options exercised	—	—

Options outstanding end of period	398,000	2.68	0.8 years

Outstanding exercisable end of period	398,000	2.68	0.8 years

The range of option prices for options outstanding and exercisable at March 31, 2009 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at March 31, 2009. At March 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $3.1 million.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets as of March 31, 2009
Investment securities available for sale	$—	$49,546,219	$—	$49,546,219

Total assets at fair value	$—	$49,546,219	$—	$49,546,219

Assets as of December 31, 2008
Investment securities available for sale	$—	$48,225,611	$—	$48,225,611

Total assets at fair value	$—	$48,225,611	$—	$48,225,611

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

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at March 31, 2009 and December 31, 2008 (dollars in thousands).

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of March 31, 2009
Impaired loans	$—	$—	$15,463,745	$15,463,745
Foreclosed real estate	—	—	4,750,892	4,750,892

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of December 31, 2008
Impaired loans	$—	$—	$14,009,102	$14,009,102
Foreclosed real estate	—	—	2,220,082	2,220,082

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

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral. The fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value Asset When the Market for That Asset is Not Active. This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 provides guidance on (1) how an entity’s own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value, and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FASB Staff Position is effective immediately. The implementation of this new accounting principle did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. Under the restoration plan approved last October, the Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. The Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The Company is currently evaluating the effects of these insurance increases to its financial position and results of operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on November 8, 2008 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company extended offering for up to 90 days to February 8, 2009. The Company sold 96,534 shares through the secondary stock offering.

NOTE 8.	FEDERAL HOME LOAN BANK ADVANCES

During the first quarter of 2009, the Company received proceeds from Federal Home Loan Bank advances of $8,360,000 and repaid advances of $4,360,000. These advances are variable rate and mature in April 2009 and March 2010.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2009, deferred income taxes of $1,474,000 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

FINANCIAL CONDITION

Total assets increased during the first three months of 2009 by $10.6 million from $300.7 million to $311.2 million, or 3.53%. The growth was funded by increases in total deposits, which increased by $10.5 million, or 3.89%, and increases in Federal Home Loan Bank advances of $4.0 million. The increase in total assets for the three months ended March 31, 2009 consisted primarily of net increases in cash of $6.7 million, available for sale securities of $1.3 million, and foreclosed real estate of $2.5 million. The loan to deposit ratio at March 31, 2009 was 83% compared to 86% at December 31, 2008.

Stockholders’ equity increased by $18,000 for the three months ended March 31, 2009. This net increase consisted of net income of $26,000, proceeds from issuance of common stock of $17,000, and net increases in accumulated other comprehensive income of $25,000, offset by dividends paid of $50,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $14,712,000 at March 31, 2009, representing an increase of $2,017,000 (15.89%) from December 31, 2008. This increase is primarily attributable to an increase of $2,531,000 in foreclosed real estate, offset by a decrease of $514,000 in past dues over 90 days. Total nonperforming assets were 6.31% of total loans at March 31, 2009, compared to 5.44% at December 31, 2008. Nonperforming assets represented 4.73% of total assets at March 31, 2009, compared to 4.22% of total assets at December 31, 2008. Nonaccrual loans represented 3.83% of total loans outstanding at March 31, 2009, compared to 3.97% of total loans outstanding at December 31, 2008. There were no related party loans which were considered to be nonperforming at March 31, 2009.

At March 31, 2009, the Company had loan concentrations in real estate totaling $212,980,000, or 91.4% of total loans. Commercial and industrial loans of $18,037,000 made up 7.7% of total loans. The remaining $2,030,000, or 0.9%, of total loans consisted of consumer and other loans.

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

At March 31, 2009, the Bank’s liquidity ratio of 21.09% was considered satisfactory in relation to regulatory guidelines and internal targets. At March 31, 2009, the Company had the ability to borrow an additional $16.4 million in Federal Home Loan Bank advances. In addition, the Company can borrow up to $7.3 million in federal funds from Silverton Bridge Bank, N.A (successor to Silverton Bank, N.A).

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2009, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2009 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	7.11%	7.04%	4.00%
Risk-Based Capital Ratios
Core Capital	8.87%	8.79%	4.00%
Total Capital	10.12%	10.04%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2009 are as follows:

March 31, 2009
Commitments to extend credit	$10,713,000
Financial standby letters of credit	2,270,000
Other standby letters of credit	645,000

$13,628,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Net Interest Income. Net interest income decreased by $876,000 for the quarter ended March 31, 2009, compared to the same period in 2008. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 2.09% at March 31, 2009 as compared to 3.62% at March 31, 2008 and 2.94% for the entire year ended December 31, 2008.

The yield on interest-earning assets decreased from 7.83% to 6.00%, or 183 basis points, from March 31, 2008 to March 31, 2009. The rate paid on interest-bearing liabilities decreased from 4.79% to 4.21%, or 58 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the 200 basis point decrease in the prime rate over the last year.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$224,999	$3,575	6.44%	$206,402	$4,378	8.60%
Taxable securities	43,831	475	4.39	41,599	515	5.02
Nontaxable securities	4,505	41	3.68	6,922	66	3.86
Interest-bearing deposits	55	—	0.32	79	—	—
Federal funds sold	3,245	—	0.01	3,066	21	2.71

Total interest-earning assets(1)	$276,635	$4,091	6.00	$258,070	$4,980	7.83

Interest-bearing liabilities:
Demand and savings deposits	$22,357	$176	3.20	$31,500	$198	2.55
Time deposits	221,966	2,440	4.46	190,177	2,397	5.11

Total deposits	244,323	2,616	4.34	221,677	2,595	4.75

Other short-term borrowings	9,090	9	0.40	1,276	16	5.08
Long-term debt	3,403	38	4.52	3,403	65	7.75

Total interest-bearing liabilities	$256,816	2,663	4.21	$226,356	2,676	4.79

Net interest income/net interest spread		$1,428	1.79%		$2,304	3.03%

Net yield on earning assets			2.09%			3.62%

(1)	Average securities exclude average unrealized gains of $562,000 and unrealized losses of $495,000 for the three months ended March 31, 2009 and 2008, respectively.
(2)	Annualized.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $150,000 was made during the three month period ending March 31, 2009 as compared to a provision of $260,000 made during the three month period ending March 31, 2008. The allowance for loan loss as a percentage of total loans was 1.87%, 1.87%, and 1.67% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Total nonaccrual loans increased by $4,525,000, net charge-offs increased by $111,000, and loans past due ninety days or more and still accruing increased by $842,000 for the three months ended March 31, 2009 as compared to the same period in 2008. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2009 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2009 and 2008, nonaccrual, past due and restructured loans were as follows:

	March 31,
	2009	2008
	(Dollars in thousands)
Total nonaccruing loans	$8,923	$4,398
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,038	196
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Average amount of loans outstanding	$224,999	$206,402

Balance of allowance for loan losses at beginning of period	$4,369	$3,349

Loans charged off
Commercial	(47)	(325)
Real estate	—	—
Installment	(135)	(146)

	(182)	(471)

Loans recovered
Commercial	1	411
Real estate	—	—
Installment	24	14

	25	425

Net charge-offs	(157)	(46)

Additions to allowance charged to operating expense during period	150	260

Balance of allowance for loan losses at end of period	$4,362	$3,563

Ratio of net loans charged-off during the period to average loans outstanding	0.07%	0.02%

Other Income. Other income increased by $410,000 for the three months ended March 31, 2009, compared to the same period in 2008. One of the most significant components of other income is service charges on deposit accounts which accounts for 35% and 83% of total other income for March 31, 2009 and 2008, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the quarter ended March 31, 2009 is largely due to the recording of and gains on sales of available for sale securities of $598,000.

Other Expenses. Other expenses increased by $17,000 for the three months ended March 31, 2009, as compared to the same period in 2008. The increase consists of an increase of $40,000 in occupancy and equipment expenses, offset by decreases in salaries and employee benefits of $18,000 and in other operating expenses of $5,000. At March 31, 2009, the number of full-time equivalent employees was 89 compared to 95 at March 31, 2008.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for first quarter 2009 consist of operating expenses and taxes only. The net loss for the three months ended March 31, 2009 was $2,000, as compared to a loss of $4,000 for the three months ended March 31, 2008.

Income Taxes. Income tax expense decreased by $62,000 for the three months ended March 31, 2009, as compared to 2008. The effective tax rate for 2009 and 2008 was 38% and 33%, respectively. The effective tax rate is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $131,000 for the three months ended March 31, 2009, as compared to the same period in 2008. This decrease is largely the result of the decreased net interest income as compared to the prior year.

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 14, 2009) nor have any new reportable legal proceedings involving the Company been instituted.

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

CAPITOL CITY BANCSHARES, INC.

Date: May 15, 2009	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 15, 2009	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)