Form 10-Q
period 2009-06-30
CAPITOL CITY BANCSHARES INC
filed 2009-08-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2009; 2,309,553; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
Assets

Cash and due from banks	$5,713,965	$4,150,450
Interest-bearing deposits at other financial institutions	6,099	144,263
Securities available for sale, at fair value	58,225,604	48,225,611
Restricted equity securities, at cost	830,000	647,700

Loans, net of unearned income	235,728,864	233,400,468
Less allowance for loan losses	3,876,087	4,368,690

Loans, net	231,852,777	229,031,778

Premises and equipment, net	10,252,084	10,412,721
Foreclosed real estate	7,513,048	2,220,082
Other assets	4,796,485	5,836,667

Total assets	$319,190,062	$300,669,272

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$29,005,303	$31,998,612
Interest-bearing	257,221,665	237,926,429

Total deposits	286,226,968	269,925,041
Federal funds purchased	—	1,775,000
Note payable	367,000	367,000
Federal Home Loan Bank advances	6,000,000	2,000,000
Securities sold under repurchase agreements	2,900,000	2,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	2,517,599	2,062,903

Total liabilities	301,414,567	282,032,944

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 10,000 shares authorized, issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,309,553 and 2,307,853 shares issued and outstanding, respectively	3,464,330	3,461,780
Surplus	3,181,141	3,166,691
Retained earnings	10,447,270	10,869,656
Accumulated other comprehensive income (loss)	(317,246)	138,201

Total stockholders’ equity	17,775,495	18,636,328

Total liabilities and stockholders’ equity	$319,190,062	$300,669,272

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$4,074,294	$4,011,205	$7,649,277	$8,388,968
Deposits in banks	—	3,489	44	3,489
Securities:
Taxable	365,045	502,659	839,905	1,018,019
Nontaxable	17,832	78,811	58,712	144,769
Federal funds sold	—	2,530	9	23,038

Total interest income	4,457,171	4,598,694	8,547,947	9,578,283

Interest expense:
Deposits	2,667,411	2,548,440	5,284,020	5,143,436
Other borrowings	60,049	72,044	106,653	153,069

Total interest expense	2,727,460	2,620,484	5,390,673	5,296,505

Net interest income	1,729,711	1,978,210	3,157,274	4,281,778
Provision for loan losses	280,000	450,000	430,000	710,000

Net interest income after provision for loan losses	1,449,711	1,528,210	2,727,274	3,571,778

Other income:
Service charges on deposit accounts	384,402	504,750	775,561	936,458
Other fees and commissions	14,406	13,431	31,935	32,196
Gain on sales of available for sale securities, net	182,643	18,069	780,892	56,369
Gain on sales of foreclosed real estate	—	418,557	—	418,557
Other operating income	62,349	28,692	166,562	61,281

Total other income	643,800	983,499	1,754,950	1,504,861

Other expenses:
Salaries and employee benefits	1,025,385	1,116,053	2,062,636	2,171,250
Occupancy and equipment expenses, net	309,602	293,748	632,058	576,162
Other operating expenses	1,413,510	1,106,528	2,400,020	2,097,794

Total other expenses	2,748,497	2,516,329	5,094,714	4,845,206

Income (loss) before income taxes	(654,986)	(4,620)	(612,490)	231,433

Income tax expense (benefit)	(256,156)	(42,635)	(240,104)	35,630

Net income (loss)	(398,830)	38,015	(372,386)	195,803

Preferred stock dividends	—	—	50,000	—

Net income (loss) available to common shareholders	$(398,830)	$38,015	$(422,386)	$195,803

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(359,307)	(439,266)	59,942	(61,010)

Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(120,545)	(37,204)	(515,389)	(37,204)

Comprehensive income (loss)	$(878,682)	$(438,455)	$(877,833)	$97,589

Basic earnings (losses) per common share	$(0.17)	$0.02	$(0.18)	$0.09

Diluted earnings (losses) per common share	$(0.17)	$0.02	$(0.18)	$0.08

Cash dividends declared per share of common stock	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(372,386)	$195,803
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	306,983	276,520
Provision for loan losses	430,000	710,000
Net gain on sale of securities available for sale	(780,892)	(56,369)
(Gain) loss on sale of foreclosed real estate	3,500	(418,557)
Gain on sale of premises and equipment	(13,925)	—
Net other operating activities	1,418,850	558,590

Net cash provided by operating activities	992,130	1,265,987

INVESTING ACTIVITIES
Purchases of securities available for sale	(58,893,111)	(22,951,246)
Proceeds from sales of securities available for sale	44,626,795	14,083,416
Proceeds from maturities of securities available for sale	4,357,144	13,209,859
Purchases of restricted equity securities	(182,300)	(220,800)
Net (increase) decrease in interest-bearing deposits	138,164	(35,178)
Net decrease in federal funds sold	—	1,953,000
Net increase in loans	(8,541,318)	(26,060,467)
Capital improvements of foreclosed real estate	(14,434)	—
Proceeds from sale of foreclosed real estate	318,939	225,200
Purchase of premises and equipment	(149,471)	(244,663)
Proceeds from sale of premises and equipment	17,050	—

Net cash used in investing activities	(18,322,542)	(20,040,879)

FINANCING ACTIVITIES
Net increase in deposits	16,301,927	11,311,601
Net increase (decrease) in securities sold under repurchase agreements	400,000	(1,000,000)
Net increase in Federal Home Loan Bank advances	4,000,000	4,500,000
Net decrease in federal funds purchased	(1,775,000)	—
Proceeds from issuance of common stock under ESOP plan	—	5,500
Proceeds from issuance of common stock from secondary stock offering	17,000	221,400
Dividends paid on preferred stock	(50,000)	—

Net cash provided by financing activities	18,893,927	15,038,501

Net increase (decrease) in cash and due from banks	1,563,515	(3,736,391)

Cash and due from banks, beginning of period	4,150,450	5,557,711

Cash and due from banks, end of period	$5,713,965	$1,821,320

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$5,246,722	$5,295,262
Income taxes	$—	$225,374

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$6,084,269	$2,689,178
Financed sales of foreclosed real estate	$483,298	$248,131
Change in unrealized losses on securities available for sale, net of tax	$(455,447)	$(98,214)

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 14, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

NOTE 2.	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Government sponsored agencies	$11,101,544	$5,275	$(107,219)	$10,999,600
Mortgage-backed securities	46,801,735	56,290	(435,021)	46,423,004
Trust preferred securities	753,000	—	—	753,000

Total debt securities	58,656,279	61,565	(542,240)	58,175,604
Equity securities	50,000	—	—	50,000

Total securities	$58,706,279	$61,565	$(542,240)	$58,225,604

December 31, 2008:
U.S. Treasury securities	$299,963	$1,489	$—	$301,452
U.S. Government sponsored agencies	6,258,855	164,932	(22,969)	6,400,818
State and municipal securities	4,341,732	27,669	(40,723)	4,328,678
Mortgage-backed securities	36,312,666	200,233	(121,236)	36,391,663
Trust preferred securities	753,000	—	—	753,000

Total debt securities	47,966,216	394,323	(184,928)	48,175,611
Equity securities	50,000	—	—	50,000

Total securities	$48,016,216	$394,323	$(184,928)	$48,225,611

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SECURITIES (Continued)

The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$518,017	$517,182
Due from one to five years	9,737,555	9,658,995
Due from five to ten years	1,495,972	1,473,423
Due after ten years	103,000	103,000
Mortgage-backed securities	46,801,735	46,423,004

	$58,656,279	$58,175,604

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Government sponsored agencies	$9,588,850	$84,670	$823,423	$22,549
Mortgage-backed securities	39,096,190	434,378	195,251	643

	$48,685,040	$519,048	$1,018,674	$23,192

December 31, 2008:
U.S. Government sponsored agencies	$938,294	$22,969	$—	$—
State and municipal securities	625,396	40,723	—	—
Mortgage-backed securities	13,868,172	85,119	3,999,594	36,117

	$15,431,862	$148,811	$3,999,594	$36,117

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SECURITIES (Continued)

At June 30, 2009, five U.S. Government sponsored agencies and sixteen mortgage-backed securities have unrealized losses for less than 12 months. One U.S. Government sponsored agency and one mortgage-backed security have been in an unrealized loss position for over 12 months.

At June 30, 2009, total debt securities with unrealized losses represent an aggregate depreciation of 1.08% from the Company’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities and are determined to be temporary. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Restricted equity securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the Federal Home Loan Bank (“FHLB”) of Atlanta. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and the Company does not exercise significant influence.

NOTE 3.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders	$(398,830)	$38,015	$(422,386)	$195,803

Weighted average common shares outstanding	2,309,553	2,192,097	2,309,203	2,192,097
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	215,684	215,684	215,684	215,684

Total weighted average common shares and common stock equivalents outstanding	2,525,237	2,407,781	2,524,886	2,407,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	STOCK BASED COMPENSATION

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

At December 31, 2008, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2009 and 2008. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2009 and 2008.

The following table represents stock option activity for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Options outstanding beginning of period	398,000	$2.68	398,000	$2.68
Options granted	—	—	—	—
Options exercised	—	—	—	—

Options outstanding end of period	398,000	2.68	398,000	2.68	0.5 Yrs

Outstanding exercisable end of period	398,000	2.68	398,000	2.68	0.5 Yrs

The range of option prices for options outstanding and exercisable at June 30, 2009 was $2.50 to $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at June 30, 2009. At June 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $2.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 6.	FAIR VALUE

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	FAIR VALUE (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets as of June 30, 2009
Investment securities available for sale	$—	$58,225,604	$—	$58,225,604

Total assets at fair value	$—	$58,225,604	$—	$58,225,604

Assets as of December 31, 2008
Investment securities available for sale	$—	$48,225,611	$—	$48,225,611

Total assets at fair value	$—	$48,225,611	$—	$48,225,611

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

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2009 (dollars in thousands).

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of June 30, 2009
Impaired loans	$—	$—	$21,128,675	$21,128,675
Foreclosed real estate	—	—	7,513,048	7,513,048

	$—	$—	$28,641,723	$28,641,723

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	FAIR VALUE (Continued)

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of December 31, 2008
Impaired loans	$—	$—	$14,009,102	$14,009,102
Foreclosed real estate	—	—	2,220,082	2,220,082

	$—	$—	$16,229,184	$16,229,184

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	FAIR VALUE (Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks and Interest-bearing Deposits at Other Financial Institutions: The carrying amount of cash, due from banks and interest-bearing deposits at other financial institutions approximates fair value.

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased: The carrying amount of federal funds purchased approximates fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	FAIR VALUE (Continued)

Fair Value of Financial Instruments (Continued)

Federal Home Loan Bank Advances and Note Payable: The carrying amount of variable rate Federal Home Loan Bank advances and notes payable approximate fair value.

Securities Sold Under Repurchase Agreements: The carrying amount of securities sold under repurchase agreements approximates their fair value.

Trust Preferred Securities: The fair value of the Company’s variable rate trust preferred securities approximates the carrying value.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and deposits at other financial institutions	$5,720,064	$5,720,064
Securities	59,055,604	59,055,604
Loans, net	231,852,777	230,772,000
Accrued interest receivable	2,261,596	2,261,596

Financial liabilities:
Deposits	286,226,968	290,856,000
Note payable	367,000	367,000
Federal Home Loan Bank advances	6,000,000	6,000,000
Securities sold under repurchase agreements	2,900,000	2,900,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Accrued interest payable	2,104,557	2,104,557

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-1 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAS 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on its financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on its financial statements taken as a whole.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

On May 22, 2009, the FDIC Board of Directors (Board) adopted the final rule on special assessments. The special assessment will be calculated at 5 basis points times each insured depositor institution’s assets minus Tier 1 capital as reported in the report of condition of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. The special assessment will be collected on September 30, 2009, at the same time the regular quarterly risk-based assessment for the second quarter 2009 are collected. The Board may, by vote, impose an additional special assessment in 2009 of up to 5 basis points on assets minus Tier 1 capital on all insured depository institutions if the Board believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero. Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter. The latest possible date for imposing an additional special assessment under the final rule would be December 1, 2009, with collection on March 30, 2010. The Company is currently evaluating the effects of these insurance increases to its financial position and results of operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 96,534 shares through the secondary stock offering.

On May 27, 2009, the Company filed Prospectus Supplement No. 1 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

NOTE 9.	FEDERAL HOME LOAN BANK ADVANCES

During 2009, the Company received proceeds from Federal Home Loan Bank advances of $8,360,000 and repaid advances of $4,360,000. These advances are variable rate and mature in March 2010.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2009, deferred income taxes of $1,474,000 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

FINANCIAL CONDITION

Total assets increased during the first six months of 2009 by $18.5 million from $300.7 million to $319.2 million, or 6.16%. The growth was funded by increases in total deposits, which increased by $16.3 million, or 6.04%, and increases in Federal Home Loan Bank advances of $4.0 million. The increase in total assets for the six months ended June 30, 2009 consisted primarily of net increases in cash of $1.6 million, available for sale securities of $10.0 million, and foreclosed real estate of $5.3 million. The loan to deposit ratio at June 30, 2009 was 82% compared to 86% at December 31, 2008.

Stockholders’ equity decreased by $861,000 for the six months ended June 30, 2009. This net decrease consisted of net loss of $373,000, dividends paid of $50,000, and net decreases in accumulated other comprehensive income of $455,000 offset by proceeds from issuance of common stock of $17,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $16,453,000 at June 30, 2009, representing an increase of $3,759,000 (29.61%) from December 31, 2008. This increase is primarily attributable to an increase of $5,293,000 in foreclosed real estate, offset by a decrease of $1.5 million in past dues over 90 days. Total nonperforming assets were 6.98% of total loans at June 30, 2009, compared to 5.44% at December 31, 2008. Nonperforming assets represented 5.17% of total assets at June 30, 2009, compared to 4.22% of total assets at December 31, 2008. Nonaccrual loans represented 3.78% of total loans outstanding at June 30, 2009, compared to 3.97% of total loans outstanding at December 31, 2008. There were no related party loans which were considered to be nonperforming at June 30, 2009.

At June 30, 2009, the Company had loan concentrations in real estate totaling $219,703,000 or 93.2% of total loans. Commercial and industrial loans of $11,512,000 made up 4.9% of total loans. The remaining $4,825,000 or 1.9%, of total loans consisted of consumer and other loans.

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

At June 30, 2009, the Bank’s liquidity ratio of 18.84% was considered satisfactory in relation to regulatory guidelines and internal targets. At June 30, 2009, the Company had the ability to borrow an additional $25.0 million in Federal Home Loan Bank advances. In addition, the Company can borrow up to $5,000,000 on a thirty day repurchase agreement with SunTrust. The Company had borrowed $2,900,000 of this amount as of June 30, 2009.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2009, the Bank’s total risk-based capital ratio was considered adequately capitalized based on regulatory minimum capital requirements. The Bank’s other capital ratios were considered well capitalized based on regulatory minimum capital requirements as of June 30, 2009. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2009 are as follows:

	Company	Bank	Regulatory Minimum Requirement

Leverage Capital Ratio	6.81%	6.80%	4.00%
Risk-Based Capital Ratios
Core Capital	8.76%	8.72%	4.00%
Total Capital	10.01%	9.97%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2009 are as follows:

June 30, 2009

Commitments to extend credit	$16,171,000
Financial standby letters of credit	2,168,000
Other standby letters of credit	550,000

$18,889,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

Net Interest Income. Net interest income decreased by $248,000 and $1,125,000 for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 2.30% at June 30, 2009 as compared to 3.34% at June 30, 2008 and 2.94% for the entire year ended December 31, 2008.

The yield on interest-earning assets decreased from 7.48% to 6.22%, or 126 basis points, from June 30, 2008 to June 30, 2009. The rate paid on interest-bearing liabilities decreased from 4.64% to 4.15%, or 49 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the 175 basis point decrease in the prime rate over the last year.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$225,007	$7,649	6.86%	$207,101	$8,389	8.17%
Taxable securities	48,818	840	3.47	41,614	1,018	4.93
Nontaxable securities	3,279	59	3.61	7,701	145	3.79
Interest-bearing deposits	29	—	0.30	123	3	5.71
Federal funds sold	23	—	0.08	1,600	23	2.90

Total interest-earning assets(1)	$277,156	$8,548	6.22	$258,139	$9,578	7.48

Interest-bearing liabilities:
Demand and savings deposits	$33,444	$359	2.16	$22,553	$389	3.48
Time deposits	217,109	4,925	4.57	202,128	4,754	4.74

Total deposits	250,553	5,284	4.25	224,681	5,143	4.62

Other short-term borrowings	7,773	31	0.79	2,128	36	3.44
Long-term debt	3,403	76	4.51	3,403	117	6.92

Total interest-bearing liabilities	$261,729	5,391	4.15	$230,212	5,296	4.64

Net interest income/net interest spread		$3,157	2.07%		$4,282	2.84%

Net yield on earning assets			2.30%			3.34%

(1)	Average securities exclude average unrealized gains of $283,000 and $475,000 for the six months ended June 30, 2009 and 2008, respectively.
(2)	Annualized.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $430,000 was made during the six month period ending June 30, 2009 as compared to a provision of $710,000 made during the six month period ending June 30, 2008. The allowance for loan loss as a percentage of total loans was 1.64%, 1.87%, and 1.60% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Total nonaccrual loans increased by $1,484,000, net charge-offs increased by $422,000, and loans past due ninety days or more and still accruing increased by $29,000 for the six months ended June 30, 2009 as compared to the same period in 2008. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2009 is adequate to absorb any foreseeable losses in the loan portfolio.

At June 30, 2009 and 2008, nonaccrual, past due and restructured loans were as follows:

	June 30,
	2009	2008
	(Dollars in thousands)

Total nonaccruing loans	$7,594	$6,110
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	38	9
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Average amount of loans outstanding	$225,007	$207,101

Balance of allowance for loan losses at beginning of period	$4,369	$3,349

Loans charged off
Commercial	(700)	(780)
Real estate	—	—
Installment	(283)	(152)

	(983)	(932)

Loans recovered
Commercial	4	411
Real estate	—	—
Installment	56	20

	60	431

Net charge-offs	(923)	(501)

Additions to allowance charged to operating expense during period	430	710

Balance of allowance for loan losses at end of period	$3,876	$3,558

Ratio of net loans charged-off during the period to average loans outstanding	0.41%	0.24%

Other Income. Other income decreased by $340,000 and increased by $250,000 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The most significant component of other income is service charges on deposit accounts which accounts for 44% and 62% of total other income for June 30, 2009 and 2008, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the six month period ended June 30, 2009, as compared to the six months ended June 30, 2008, is largely due to the recording of gains on sales of available for sale securities of $781,000, offset by a decrease in gains on sale of foreclosed real estate of $419,000. The decrease in other income for the three months ended June 20, 2009, as compared to the three months ended June 30, 2008, was a result of a decrease in gains on sale of foreclosed real estate of $419,000 and an increase of $165,000 in gains on sales of available for sale securities.

Other Expenses. Other expenses increased by $232,000 and $249,000 for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The increases consist of increases of $16,000 and $56,000 in occupancy and equipment expenses and $307,000 and $302,000 in other operating expenses, offset by decreases in salaries and employee benefits of $91,000 and $109,000 for the three and six month periods, respectively.

At June 30, 2009, the number of full-time equivalent employees was 89 compared to 92 at June 30, 2008.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for first and second quarter 2009 consist of operating expenses and taxes only. The net loss for the three and six months ended June 30, 2009 was $2,000 and $3,000, respectively, as compared to a loss of $2,000 and $6,000 for the three and six months ended June 30, 2008, respectively.

Income Taxes. Income tax expense decreased by $214,000 and $276,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The effective tax rate for the six month periods in 2009 and 2008 was 39% and 15%, respectively. The effective tax rate for 2008 is less than the statutory tax rate due to nontaxable interest income on securities.

Net Income. Net income decreased by $437,000 and $568,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This decrease is largely the result of the decrease in net interest income since the prior year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2009 and, based on such evaluation, has concluded that these controls and procedures are effective. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual meeting of the stockholders of Capitol City Bancshares, Inc. was held on June 22, 2009. A total of 1,661,590 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

Proposal: To elect the twelve nominees to serve as directors for the following year.

Directors	For	Against	Abstain

George D. Andrews	1,655,504	0	1,336
Dr. Gloria Campbell D’Hue	1,655,504	0	1,336
Leon Goodrum	1,655,504	0	1,336
Charles W. Harrison	1,655,504	0	1,336
Robert A. Holmes	1,655,504	0	1,336
Dr. Moses M. Jones	1,655,504	0	1,586
Marian S. Jordan	1,655,504	0	1,336
Roy W. Sweat	1,655,504	0	1,336
William Thomas	1,655,504	0	1,536
Cordy T. Vivian	1,655,504	0	1,336
E.R. Mitchell, Jr.	1,655,504	0	1,336
Shelby R. Wilkes	1,655,504	0	1,336
Tarlee W. Brown	1,655,504	0	5,636
John T. Harper	1,655,504	0	1,336
Pratap Singh	1,655,504	0	1,336

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333- 64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10- KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10- KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 14, 2009	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 14, 2009	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)