Form 10-Q
period 2009-09-30
CAPITOL CITY BANCSHARES INC
filed 2009-11-13
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2009; 2,334,938; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009 (unaudited)	December 31, 2008
Assets

Cash and due from banks	$5,268,386	$4,150,450
Interest-bearing deposits at other financial institutions	2,265	144,263
Federal funds sold	—	—
Securities available for sale, at fair value	56,360,859	48,225,611
Restricted equity securities, at cost	830,000	647,700

Loans, net of unearned income	240,716,961	233,400,468
Less allowance for loan losses	4,247,061	4,368,690

Loans, net	236,469,900	229,031,778

Premises and equipment, net	10,135,808	10,412,721
Foreclosed real estate	7,661,133	2,220,082
Other assets	5,661,217	5,836,667

Total assets	$322,389,568	$300,669,272

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$27,089,233	$31,998,612
Interest-bearing	254,741,119	237,926,429

Total deposits	281,830,352	269,925,041
Federal funds purchased	—	1,775,000
Note payable	321,125	367,000
Federal Home Loan Bank advances	10,479,650	2,000,000
Securities sold under repurchase agreements	5,957,288	2,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	2,504,366	2,062,903

Total liabilities	304,495,781	282,032,944

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 16,078 and 10,000 shares authorized, issued and outstanding, respectively	1,607,800	1,000,000
Common stock, par value $1.50; 20,000,000 shares authorized; 2,334,938 and 2,307,853 shares issued and outstanding, respectively	3,502,407	3,461,780
Surplus	3,389,414	3,166,691
Retained earnings	9,085,658	10,869,656
Accumulated other comprehensive income	308,508	138,201

Total stockholders’ equity	17,893,787	18,636,328

Total liabilities and stockholders’ equity	$322,389,568	$300,669,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,923,858	$4,161,734	$11,573,135	$12,550,702
Deposits in banks	1	729	45	4,218
Securities:
Taxable	423,887	460,899	1,263,792	1,478,918
Nontaxable	—	83,100	58,712	227,869
Federal funds sold	431	5,196	440	28,234

Total interest income	4,348,177	4,711,658	12,896,124	14,289,941

Interest expense:
Deposits	2,531,128	2,570,940	7,815,148	7,714,376
Other borrowings	71,475	82,983	178,128	236,052

Total interest expense	2,602,603	2,653,923	7,993,276	7,950,428

Net interest income	1,745,574	2,057,735	4,902,848	6,339,513
Provision for loan losses	2,050,000	1,000,000	2,480,000	1,710,000

Net interest income (loss) after provision for loan losses	(304,426)	1,057,735	2,422,848	4,629,513

Other income:
Service charges on deposit accounts	408,284	503,547	1,183,845	1,440,005
Other fees and commissions	13,439	13,449	45,374	45,645
Gains on sales of available for sale securities, net	—	—	780,892	—
Gain on sales of foreclosed real estate	—	127,895	—	546,452
Other operating income	53,649	30,867	220,211	148,517

Total other income	475,372	675,758	2,230,322	2,180,619

Other expenses:
Salaries and employee benefits	1,018,013	1,055,527	3,080,649	3,226,777
Occupancy and equipment expenses, net	305,520	306,866	937,578	883,028
Loss on sale of securities available for sale	—	—	—	—
Other operating expenses	1,002,485	952,351	3,402,505	3,050,145

Total other expenses	2,326,018	2,314,744	7,420,732	7,159,950

Loss before income taxes	(2,155,072)	(581,251)	(2,767,562)	(349,818)
Income tax benefits	(793,461)	(235,239)	(1,033,565)	(199,609)

Net loss	(1,361,611)	(346,012)	(1,733,997)	(150,209)
Preferred stock dividends	—	—	50,000	—

Net loss available to common shareholders	(1,361,611)	(346,012)	(1,783,997)	(150,209)

Other comprehensive loss
Unrealized gains (losses) on securities available for sale arising during period, net of tax	625,754	(203,223)	685,696	(264,233)
Reclassification adjustment for gains realized in net loss, net of tax	—	(3,166)	(515,389)	(40,370)

Comprehensive loss	$(735,857)	$(552,401)	$(1,613,690)	$(454,812)

Basic losses per common share	$(0.59)	$(0.16)	$(0.77)	$(0.07)

Diluted earnings per common share	$(0.59)	$(0.16)	$(0.77)	$(0.07)

Cash dividends declared per share of common stock	$—	$0.08	$—	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,733,997)	$(150,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	455,606	414,989
Provision for loan losses	2,480,000	1,710,000
Net gain on sale of securities available for sale	(780,892)	(61,167)
Net gain on sale of premises and equipment	(14,259)	(3,457)
(Gain) loss on sale of foreclosed real estate	3,500	(546,452)
Net other operating activities	218,527	(17,029)

Net cash provided by operating activities	628,485	1,346,675

INVESTING ACTIVITIES
Purchases of securities available for sale	(58,893,111)	(44,991,809)
Proceeds from maturities of securities available for sale	7,170,001	14,880,428
Proceeds from sales of securities available for sale	44,626,795	34,156,670
Net (increase) decrease in interest-bearing deposits	141,998	(74,225)
Net decrease in federal funds sold	—	1,953,000
Purchase of restricted equity securities	(182,300)	(175,800)
Net increase in loans	(15,208,441)	(32,084,594)
Capital improvements of foreclosed real estate	(162,519)	—
Proceeds from sale of foreclosed real estate	318,939	387,527
Purchase of premises and equipment	(198,884)	(371,988)
Proceeds from sale of premises and equipment	34,450	—
Disposal of premises and equipment	—	27,194

Net cash used in investing activities	(22,353,072)	(26,293,597)

FINANCING ACTIVITIES
Net increase in deposits	11,905,311	18,778,010
Net decrease in notes payable	(45,875)	(85,000)
Net increase in securities sold under repurchase agreements	3,457,288	1,500,000
Net increase in Federal Home Loan Bank advances	8,479,650	2,000,000
Net increase (decrease) in federal funds purchased	(1,775,000)	1,690,000
Issuance of preferred stock	607,800	—
Proceeds from issuance of common stock under ESOP plan	4,730	8,000
Proceeds from issuance of common stock from secondary stock offering	256,119	396,240
Proceeds from exercise of stock options	2,500	—
Dividends paid on preferred stock	(50,000)	—
Dividends paid to shareholders	—	(175,369)

Net cash provided by financing activities	22,842,523	24,111,881

Net increase (decrease) in cash and due from banks	1,117,936	(835,041)

Cash and due from banks, beginning of period	4,150,450	5,557,711

Cash and due from banks, end of period	$5,268,386	$4,722,670

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$7,839,330	$8,037,484
Income taxes	$—	$225,374

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$6,084,269	$2,769,049
Financed sales of other real estate owned	$483,298	$752,496
Change in unrealized losses on securities available for sale, net of tax	$170,307	$(304,603)

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 13, 2009, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

NOTE 2.	FINANCIAL ACCOUNTING STANDARDS BOARD (“FASB”) ACCOUNTING STANDARDS CODIFICATION (THE “CODIFICATION” OR “ASC”)

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. The codification is not intended to change generally accepted accounting principles (GAAP) but rather is expected to simplify accounting research by reorganizing current GAAP into topics. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of this statement did not impact the Company’s financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. Government sponsored agencies	$10,745,203	$144,044	$(55,114)	$10,834,133
Mortgage-backed securities	44,345,220	396,060	(17,554)	44,723,726
Trust preferred securities	753,000	—	—	753,000

Total debt securities	55,843,423	540,104	(72,668)	56,310,859
Equity securities	50,000	—	—	50,000

Total securities	$55,893,423	$540,104	$(72,668)	$56,360,859

December 31, 2008:
U.S. Treasury securities	$299,963	$1,489	$-	$301,452
U.S. Government sponsored agencies	6,258,855	164,932	(22,969)	6,400,818
State and municipal securities	4,341,732	27,669	(40,723)	4,328,678
Mortgage-backed securities	36,312,666	200,233	(121,236)	36,391,663
Trust preferred securities	753,000	—	—	753,000

Total debt securities	47,966,216	394,323	(184,928)	48,175,611
Equity securities	50,000	—	—	50,000

Total securities	$48,016,216	$394,323	$(184,928)	$48,225,611

The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$510,420	$513,015
Due from one to five years	9,399,963	9,504,827
Due from five to ten years	1,484,820	1,466,291
Due after ten years	103,000	103,000
Mortgage-backed securities	44,345,220	44,723,726

	$55,843,423	$56,310,859

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
U.S. Government sponsored agencies	$2,273,818	$36,585	$816,291	$18,529
Mortgage-backed securities	6,426,864	17,554	—	—

	$8,700,682	$54,139	$816,291	$18,529

December 31, 2008:
U.S. Government sponsored agencies	$938,294	$22,969	$—	$—
State and municipal securities	625,396	40,723	—	—
Mortgage-backed securities	13,868,172	85,119	1,976,033	36,117

	$15,431,862	$148,811	$1,976,033	$36,117

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

At September 30, 2009, one U.S. Government sponsored agency and four mortgage-backed securities have unrealized losses for less than 12 months. One U.S. Government sponsored agency security has been in an unrealized loss position for over 12 months.

At September 30, 2009, total debt securities with unrealized losses represent an aggregate depreciation of 0.76% from the Company’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities and are determined to be temporary. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss available to common shareholders	$(1,361,611)	$(346,012)	$(1,783,997)	$(150,209)

Weighted average common shares outstanding	2,317,462	2,221,653	2,311,980	2,202,060
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	66,572	215,684	210,319	215,684

Total weighted average common shares and common stock equivalents outstanding	2,384,034	2,437,337	2,522,299	2,417,744

Weighted average common shares outstanding are used in the diluted earnings per share calculation, as there is a net loss and inclusion of common stock equivalents would be anti-dilutive.

NOTE 5.	STOCK BASED COMPENSATION

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

At December 31, 2008, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2009 and 2008. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2009 and 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	STOCK BASED COMPENSATION (Continued)

The following table represents stock option activity for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Options outstanding beginning of period	398,000	$2.68	398,000	$2.68
Options exercised	(1,000)	2.50	(1,000)	2.50
Options forfeited	(339,000)	2.50	(339,000)	2.50

Options outstanding end of period	58,000	3.75	58,000	3.75	3.3 Yrs

Outstanding exercisable end of period	58,000	3.75	58,000	3.75	3.3 Yrs

The option price for all options outstanding and exercisable at September 30, 2009 was $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at September 30, 2009. At September 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $362,500.

NOTE 6.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 7.	FAIR VALUE

On January 1, 2008, the Company adopted the FASB’s fair value measurements and disclosures guidance (ASC 820-10-50). This guidance defines fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair value measurements of reported balances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE (Continued)

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets as of September 30, 2009
Investment securities available for sale	$—	$56,360,859	$—	$56,360,859

Total assets at fair value	$—	$56,360,859	$—	$56,360,859

Assets as of December 31, 2008
Investment securities available for sale	$—	$48,225,611	$—	$48,225,611

Total assets at fair value	$—	$48,225,611	$—	$48,225,611

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

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2009 and December 31, 2008 (dollars in thousands).

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of September 30, 2009
Impaired loans	$—	$—	$20,360,699	$20,360,699
Foreclosed real estate	—	—	7,661,133	7,661,133

	$—	$—	$28,021,832	$28,021,832

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE (Continued)

	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
As of December 31, 2008
Impaired loans	$—	$—	$14,009,102	$14,009,102
Foreclosed real estate	—	—	2,220,082	2,220,082

	$—	$—	$16,229,184	$16,229,184

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE (Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value measurements and disclosures standards exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Federal Funds Purchased: The carrying amount of federal funds purchased approximates fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE (Continued)

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	September 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and deposits at other financial institutions	$5,270,651	$5,270,651
Securities	57,190,859	57,190,859
Loans, net	236,469,900	235,385,000
Accrued interest receivable	2,560,946	2,560,946

Financial liabilities:
Deposits	281,830,352	288,358,000
Note payable	321,125	321,125
Federal Home Loan Bank advances	10,479,650	10,489,000
Securities sold under repurchase agreements	5,957,288	5,957,288
Company guaranteed trust preferred securities	3,403,000	3,403,000
Accrued interest payable	2,114,552	2,114,552

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued new guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (ASC 805-20-30-9). This guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-65). This includes additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance related to interim disclosures about the fair value of financial instruments (ASC 825-10-65). This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the guidance requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued new guidance related to the recognition and presentation of other-than-temporary impairments (ASC 320-10-65), which is intended to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The guidance is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this guidance as of September 30, 2009 did not have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued new guidance related to other-than-temporary impairments of certain investments in debt and equity securities (ASC 320-10-S99). This guidance maintains the SEC Staff’s previous views related to equity securities and amends the topic to exclude debt securities from its scope. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

On June 12, 2009, the FASB issued new guidance related to, transfers and servicing of servicing assets and liabilities and consolidation of variable interest entities (ASC 860-40-25, ASC 860-50-25, and ASC 810-10-15) which change the way entities account for securitizations and special-purpose entities.

The guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance also eliminates the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and require additional disclosures.

The guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The above guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the guidance shall be applied to transfers that occur on or after the effective date. The Company will adopt this guidance on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued new guidance related to subsequent events (ASC 855-10-50). Under this guidance, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This guidance requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This guidance also requires entities to disclose the date through which subsequent events have been evaluated. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this guidance for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on its financial statements taken as a whole.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

On May 22, 2009, the FDIC Board of Directors (Board) adopted the final rule on special assessments. The special assessment was calculated at 5 basis points times each insured depositor institution’s assets minus Tier 1 capital as reported in the report of condition of June 30, 2009. The amount of the special assessment for any institution could not exceed 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. The special assessment was collected on September 30, 2009, at the same time the regular quarterly risk-based assessment for the second quarter 2009 were collected. The Board may, by vote, impose an additional special assessment in 2009 of up to 5 basis points on assets minus Tier 1 capital on all insured depository institutions if the Board believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero. Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter. The latest possible date for imposing an additional special assessment under the final rule would be December 1, 2009, with collection on March 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to its statutorily mandated minimum reserve ratio of 1.15% within eight years. The FDIC has identified the following alternatives to meet its immediate liquidity needs: imposing additional special assessments; requiring prepaid assessments; or borrowing from the Treasury or Federal Financing Bank (FFB). To meet the FDIC’s liquidity needs, without imposing additional burdens on the industry during a period of stress, and to ensure that the deposit insurance system remains directly industry-funded, the FDIC proposes to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessment as a prepaid expense (an asset); the DIF would initially account for the amount collected as both an asset (cash) and an offsetting liability (deferred revenue). An institution’s quarterly risk-based deposit insurance assessments thereafter would be offset by the amount prepaid until that amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the institution. For purposes of calculating an institution’s prepaid amount, for the fourth quarter of 2009 and for all of 2010, that institution’s assessment rate would be its total base assessment rate in effect on September 30, 2009. That rate would be increased by 3 basis points for all of 2011 and 2012. Again for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base would be increased quarterly at an estimated 5 percent annual growth rate through the end of 2012. Changes to data underlying an institution’s September 30, 2009 assessment rate or assessment base received by the FDIC after December 24, 2009 would not affect an institution’s prepayment amount. Requiring prepaid assessments would not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking under 12 U.S.C. § 1817(b)(1). Prepaid assessments made by insured depository institutions would continue to be applied against quarterly assessments as they may be so revised.

The Company is currently evaluating the effects of the insurance increases and proposed insurance prepayments discussed above to its financial position and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 122,146 shares through the secondary stock offering.

On May 27, 2009, the Company filed Prospectus Supplement No. 1 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

On August 17, 2009, the Company filed Prospectus Supplement No. 2 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

On September 28, 2009, Capitol City Bancshares, Inc. entered into an agreement to sell 6,078 shares of Series B cumulative, nonvoting, $100 par value preferred stock to an institutional investor for cash consideration of $607,800. The terms of the preferred stock issuance are shown on the Amendment to the Articles of Incorporation attached as Exhibit 3.1(E). No underwriting discounts or commissions are to be paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

NOTE 10.	FEDERAL HOME LOAN BANK ADVANCES

During 2009, the Company received proceeds from Federal Home Loan Bank advances of $13,339,650 and repaid advances of $4,860,000. These advances mature at various dates between March 2010 and August 2010.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2009, deferred income taxes of $1,474,000 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

FINANCIAL CONDITION

Total assets increased during the first nine months of 2009 by $21.7 million from $300.7 million to $322.4 million, or 7.22%. The growth was funded by increases in total deposits, which increased by $11.9 million, or 4.41%, and increases in Federal Home Loan Bank advances of $8.5 million. The increase in total assets for the nine months ended September 30, 2009 consisted primarily of net increases in loans of $7.4 million, available for sale securities of $8.1 million, and foreclosed real estate of $5.4 million. The loan to deposit ratio at September 30, 2009 was 85% compared to 86% at December 31, 2008.

Stockholders’ equity decreased by $743,000 for the nine months ended September 30, 2009. This net decrease consisted of net loss of $1.7 million, dividends paid of $50,000, offset by net increases in accumulated other comprehensive income of $170,000, proceeds from issuance of common stock of $263,000, and proceeds from issuance of preferred stock of $608,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $19,462,000 at September 30, 2009, representing an increase of $6,767,000 (53.3%) from December 31, 2008. This increase is primarily attributable to an increase of $5,441,000 in foreclosed real estate, offset by a decrease of $963,000 in past dues over 90 days. Total nonperforming assets were 8.09% of total loans at September 30, 2009, compared to 5.44% at December 31, 2008. Nonperforming assets represented 6.04% of total assets at September 30, 2009, compared to 4.22% of total assets at December 31, 2008. Nonaccrual loans represented 4.27% of total loans outstanding at September 30, 2009, compared to 3.97% of total loans outstanding at December 31, 2008. There were no related party loans which were considered to be nonperforming at September 30, 2009.

At September 30, 2009, the Company had loan concentrations in real estate totaling $224,582,000 or 93.3% of total loans. Commercial and industrial loans of $11,377,000 made up 4.7% of total loans. The remaining $4,758,000 or 2.0%, of total loans consisted of consumer and other loans.

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

At September 30, 2009, the Bank’s liquidity ratio of 18.44% was considered satisfactory in relation to regulatory guidelines and internal targets. At September 30, 2009, the Company had the ability to borrow an additional $20.5 million in Federal Home Loan Bank advances. In addition, the Company can borrow up to $10,000,000 on a thirty day repurchase agreement with 1st Tennessee Bank. The Company had borrowed $5,957,288 of this amount as of September 30, 2009. The Company also had federal funds available with SunTrust of $1,500,000.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. At September 30, 2009, the Bank was considered adequately capitalized based on an agreement with its primary regulatory agency. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2009 are as follows:

	Actual		Regulatory Minimum Requirement	Requirement for Well- Capitalized
	Company	Bank
Leverage Capital Ratio	6.50%	6.51%	4.00%	8.00%
Risk-Based Capital Ratios
Core Capital	7.59%	7.59%	4.00%	6.00%
Total Capital	8.84%	8.84%	8.00%	10.00%

In September, 2009, the Bank’s primary regulators commenced a visitation and issued a report based on the financial information as of June 30, 2009. Based on preliminary communications between Bank management and the regulators, the regulators intend to implement a formal enforcement action against the Bank in the form of a Cease and Desist Order. When the enforcement action is implemented, management intends to fully and timely comply with all provisions.

Because the leverage and total capital ratios above fell below the requirements to be considered well-capitalized, the regulators are requiring that we increase capital to at least the well-capitalized levels within sixty days of September 30, 2009. Our usage of brokered deposits is also being restricted and we cannot obtain new brokered deposits without a waiver from the regulatory agency. We currently have an ongoing secondary stock offering and are in the process of developing a capital plan to increase capital to the required levels.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2009 are as follows:

September 30, 2009

Commitments to extend credit	$10,723,000
Financial standby letters of credit	2,513,000
Other standby letters of credit	300,000

$13,536,000

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

Net Interest Income. Net interest income decreased by $312,000 and $1,437,000 for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in net interest income is primarily attributable to the decrease in our net yield on average interest-earning assets. The net yield on interest-earning assets decreased to 2.33% at September 30, 2009 as compared to 3.25% at September 30, 2008 and 2.94% for the entire year ended December 31, 2008.

The yield on interest-earning assets decreased from 7.34% to 6.13%, or 121 basis points, from September 30, 2008 to September 30, 2009. The rate paid on interest-bearing liabilities decreased from 4.54% to 4.04%, or 50 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the 175 basis point decrease in the prime rate over the last year.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$226,994	$11,573	6.82%	$211,294	$12,551	7.94%
Taxable securities	51,920	1,264	3.25	39,268	1,479	5.04
Nontaxable securities	2,174	58	3.61	8,364	228	3.64
Interest-bearing deposits	23	—	0.27	129	4	4.38
Federal funds sold	15	1	3.88	1,415	28	2.67

Total interest-earning assets(1)	$281,126	$12,896	6.13	$260,470	$14,290	7.34

Interest-bearing liabilities:
Demand and savings deposits	$24,875	$502	2.70	$23,010	$583	3.39
Time deposits	226,590	7,313	4.31	204,454	7,131	4.66

Total deposits	251,465	7,815	4.16	227,464	7,714	4.53

Other short-term borrowings	9,773	69	0.94	3,336	66	2.64
Long-term debt	3,403	109	4.29	3,403	170	6.67

Total interest-bearing liabilities	$264,641	7,993	4.04	$234,203	7,950	4.54

Net interest income/net interest spread		$4,903	2.09%		$6,340	2.80%

Net yield on earning assets			2.33%			3.25%

(1)	Average securities exclude average unrealized gains of $144,000 and $258,000 for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Annualized.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $2,480,000 was made during the nine month period ending September 30, 2009 as compared to a provision of $1,710,000 made during the nine month period ending September 30, 2008. The allowance for loan loss as a percentage of total loans was 1.76%, 1.87%, and 1.58% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Total nonaccrual loans increased by $4,334,000, net charge-offs increased by $1,157,000, and loans past due ninety days or more and still accruing decreased by $769,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. Due to collateral values of the underlying collateral, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2009 is adequate to absorb any foreseeable losses in the loan portfolio.

At September 30, 2009 and 2008, nonaccrual, past due and restructured loans were as follows:

	September 30,
	2009	2008
	(Dollars in thousands)

Total nonaccruing loans	$11,543	$7,209
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	258	1,027
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Average amount of loans outstanding	$226,994	$211,294

Balance of allowance for loan losses at beginning of period	$4,369	$3,349

Loans charged off
Commercial	(1,542)	(1,692)
Real estate	—	—
Installment	(1,159)	(187)

	(2,701)	(1,879)

Loans recovered
Commercial	4	411
Real estate	—	—
Installment	95	23

	99	434

Net charge-offs	(2,602)	(1,445)

Additions to allowance charged to operating expense during period	2,480	1,710

Balance of allowance for loan losses at end of period	$4,247	$3,614

Ratio of net loans charged-off during the period to average loans outstanding	1.15%	0.68%

Other Income. Other income decreased by $200,000 and increased by $50,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The most significant component of other income is service charges on deposit accounts which accounts for 53% and 66% of total other income for September 30, 2009 and 2008, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the nine month period ended September 30, 2009 is largely due to the recording of gains on sales of available for sale securities of $781,000, offset by decreases in gains on sales of foreclosed real estate of $546,000.

Other Expenses. Other expenses increased by $11,000 and $261,000 for the three and nine months ended September 30, 2009, respectively, compared to the same period in 2008. The net increases consist of decreases of $1,000 and increases of $55,000 in occupancy and equipment expenses and $50,000 and $353,000 in other operating expenses, offset by decreases in salaries and employee benefits of $38,000 and $146,000 for the three and nine month periods, respectively. At September 30, 2009, the number of full-time equivalent employees was 89 compared to 92 at September 30, 2008.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for first, second, and third quarter 2009 consist of operating expenses and taxes only. The net loss for the three and nine months ended September 30, 2009 was $1,000 and $4,000, respectively, as compared to a loss of $2,000 and $8,000 for the three and nine months ended September 30, 2008, respectively.

Income Tax Benefits. Income tax benefits increased by $558,000 and $834,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases from the year ago period are primarily attributable to the net loss before income tax, largely resulting from increases in the provision for loan losses and FDIC assessments, as well as decreases in gains on sales of foreclosed real estate.

Net Income. Net income decreased by $1,016,000 and $1,584,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. This decrease is largely the result of the decrease in net interest income since the prior year.

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

On September 28, 2009, Capitol City Bancshares, Inc. entered into an agreement with Wachovia to sell 6,078 shares of Series B cumulative, nonvoting, $100 par value preferred stock for cash consideration of $607,800. The terms of the preferred stock issuance are shown on the Amendment to the Articles of Incorporation attached as Exhibit 3.1(E). No underwriting discounts or commissions are to be paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The proceeds will be injected into the general capital account of the subsidiary bank.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 14, 2009, Capitol City Bancshares, Inc. filed with the Office of the Secretary of State of Georgia Articles of Amendment to the Articles of Incorporation of the Company which designates the rights, privileges, preferences, and limitations of 6,078 shares of Series B Preferred Stock to be issued pursuant to the agreement disclosed in Item 2 above. A copy of the Articles of Amendment is attached hereto as Exhibit 3.1(E).

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009.

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: November 13, 2009	/s/ George G. Andrews
George G. Andrews CEO, President and Director

Date: November 13, 2009	/s/ Tatina Brooks
Tatina Brooks Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)