Form 10-K
period 2009-12-31
CAPITOL CITY BANCSHARES INC
filed 2010-04-07
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2009: $23,095,530 (based on the stock price of $10.00 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,418,394 shares of $1.50 par value common stock as of March 30, 2010.

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

As of December 31, 2009, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Wachovia National Bank of Georgia and The Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

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

Employees

As of December 31, 2009, the Company had 82 full-time employees and 12 part time employees. The Company is not a party to any collective bargaining agreements.

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

Regulatory Order

On January 13, 2010, Capitol City Bank & Trust Company (the “Bank”), the wholly-owned subsidiary bank of Capitol City Bancshares, Inc., entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDB&F”), whereby the Bank consented to the issuance of a Consent Order (the “Order”). A copy of the Order was attached to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2010.

The Order is based on findings of the FDIC during the on-site visitation and resulting report dated September 15, 2009. Since the completion of the visitation and report, the Board of Directors has aggressively taken an active role in working with the FDIC and the GDB&F to improve the condition of the Bank. In entering into the Order, the Bank did not concede to the findings or admit to any of the assertions therein.

Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDB&F. Other material provisions of the order require the Bank to: (i) increase its board of directors’ participation in the affairs and operations of the Bank, (ii) assess management’s ability to comply with the Order and restore all aspects of the Bank to a safe and sound condition, (iii) establish a committee to oversee the Bank’s compliance with the Order, (iv) maintain specified minimum capital ratios, (v) improve the Bank’s lending and collection policies and procedures, (vi) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vii) perform risk segmentation analysis with respect to concentrations of credit, (viii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits, (xi) establish and review a comprehensive policy for the adequacy of the Bank’s allowance for loan and lease losses, (x) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (xi) prepare and submit progress reports to the FDIC and the GDB&F. The FDIC order will remain in effect until modified or terminated by the FDIC and the GDB&F.

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

Capital Requirements

We are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2009, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 5.69% and 4.43%, respectively, resulting in our being classified as “undercapitalized” under the regulatory framework for prompt corrective action. For a more detailed analysis of the Company and the Bank’s regulatory requirements, please see Note 19 to the Notes to Consolidated Financial Statements.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2009 was 3.71%, below the minimum required. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC require regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The regulatory agencies have proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Most of the revenue of the Company results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Company to its shareholders.

Under the regulations of the GDB&F, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDB&F, unless such bank meets all the following requirements:

(a)	total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

(b)	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

(c)	the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders of $.08 per common share. We did not pay a dividend during 2009 and we do not intend to pay a dividend in 2010 due to continued pressure on earnings and capital and as a result of the Consent Order.

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

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company did not participate in the CPP.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF, and (iii) those banks that pose a substantial probability of loss to the DIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2008, the Bank met the definition of a well-capitalized institution, and will be assessed accordingly for 2009.

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

On November 12, 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. For most institutions, the amount paid on December 30 will be substantially higher than typical quarterly deposit insurance assessments.

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

For a summary of the Company’s loan concentrations, see Note 5 and Note 18 to the consolidated financial statements attached hereto.

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and which will require in 2009 our auditors to attest to, and report on, Management’s assessment and the operating effectiveness of these controls.

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

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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
2009

First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2008

First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

As of December 31, 2009, the Company had approximately 1,571 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2008 of $.08 per share and no dividends in 2009.

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

The Company offered up to 1,500,000 shares of its common stock for $10.00 per share in a registered public offering. The final Prospectus was filed with the SEC on May 8, 2008 and contained the specifics of the offering. The Company has sold 122,146 shares and received $1,221,460 into its capital account. The offering is ongoing. The Company did not purchase any of its common stock during 2009.

Unregistered Sale of Equity Securities

On September 28, 2009, Capitol City Bancshares, Inc. entered into an agreement to sell 6,078 shares of Series B cumulative, nonvoting, $100 par value preferred stock to an institutional investor for cash consideration of $607,800. The terms of the preferred stock issuance are shown on the Amendment to the Articles of Incorporation attached as Exhibit 3.1(E) to the Company’s Quarterly Report filed with the SEC on November 13, 2009. No underwriting discounts or commissions were paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Summary

During 2009, we experienced growth in total assets, total interest-earning assets, total loans and total deposits. As of December 31, 2009, we reported total assets of $317.4 million, an increase of 5.6% over 2008. Total interest-earning assets increased by $11.7 million, or 4.0%, and total deposits increased by $10.2 million, or 3.8% from 2008 to 2009. Total loans increased by $7.4 million, or 3.2%, as compared to the same period in 2008. Net loss for the year ended December 31, 2009 increased by $9.6 million as compared to the year ended December 31, 2008.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2009, our liquidity ratio was considered satisfactory at 13%, although lower than our policy minimum of 15%. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2009, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. During 2009, our total equity decreased by $8.6 million. This decrease consists of net losses of $10.6 million and dividends paid of $112,000, offset by issuances of common stock of $1.0 million, issuances of preferred stock of $608,000, and an increase in accumulated other comprehensive income of $475,000. At December 31, 2009, our total stockholders’ equity was $10.1 million.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2009, the Company’s and Bank’s capital ratios were considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2009 are as follows:

	Company	Bank	Regulatory Requirements
Leverage capital ratio	3.71%	4.06%	4.00%
Risk-based capital ratios:
Tier 1 capital	4.43%	4.84%	4.00%
Total capital	5.69%	6.10%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2009 and 2008 were $10.9 million and $14.4 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table presents the Company’s contractual obligations as of December 31, 2008.

	Payments Due After December 31, 2008
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$275	$183	$92	$—	$—
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$3,678	$183	$92	$—	$3,403

We did not have any material commitments for capital expenditures at December 31, 2009.

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

BALANCE SHEETS

Total assets increased approximately $16.7 million or 5.6% from 2008 to 2009 compared to an increase of $27.7 million for the year ended December 31, 2008. The most significant increase was in total loans which increased by $7.4 million. Our loan to deposit ratio was 86% at December 31, 2009 compared to 86.5% at December 31, 2008.

The increase in assets was funded primarily by an increase in deposits of $10.2 million or 3.8% as compared to a $23.4 million increase in 2008. The increase was made up of an increase in interest-bearing deposits of $14.5 million and a decrease in noninterest-bearing deposits of $4.3 million. Time deposits of $100,000 or more decreased during this same time period by $6.8 million, to $47.8 million, while other time deposits increased during the period by $15.9 million, to $168.5 million. Noninterest-bearing deposits accounted for 9.9% and 11.9% of total deposits at December 31, 2009 and 2008, respectively. Brokered certificates of deposit increased $6.0 million to $37.6 million as of December 31, 2009.

Average total assets increased $27.9 million from 2008 to 2009. Average interest-earning assets increased $22.3 million from 2008 to 2009, including an increase in average total loans of $17.6 million, and an increase in taxable securities of $11.7 million, offset by a decrease in non-taxable securities of $6.2 million. Average interest-bearing liabilities increased during the same period by $30.6 million from $237.4 to $268.0 million. These increases in average balances for the year ended December 31, 2009 reflect steady and consistent growth during the year. The increase in average total assets and loans for the year reflect increases of 9.7% and 4.6%, respectively. Comparison of average balances indicates a pattern of sustained growth for the year.

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

RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits at other financial institutions, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits, note payable, federal funds purchased, Federal Home Loan Bank advances, securities sold under repurchase agreements, and trust preferred securities.

The yield on interest-earning assets decreased by 120 basis points to 5.69% in 2009, as compared to 6.89% in 2008. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of 112 basis points to 6.29% in 2009 as compared to 7.41% in

2008 and the decrease in the yield on average taxable securities of 178 basis points to 3.07% in 2009 as compared to 4.85 in 2008. Average loans represented 81.3% and 81.5% of total interest-earning assets at December 31, 2009 and 2008, respectively. The net effect on net interest income was a decrease of $1.7 million, or 21.1% as compared to 2008. The net yield on average interest-earning assets decreased 80 basis points to 2.14% during 2009 from 2.94% during 2008. The yield on average interest-bearing liabilities decreased 62 basis points to 3.87% in 2009 compared to 4.49% in 2009. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in Prime Rate since December 31, 2007.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses increased for the year ended December 31, 2009 from $2.5 million to $9.5 million, or by $7.0 million.

Total loan charge-offs increased by $5.7 million from $1.6 million in 2008 to $7.3 million for the year ended 2009, and recoveries decreased from $121,000 to $105,000, resulting in net charge-offs of $7.2 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. The increase in net charge-offs of $5.7 million resulted in a net charge-off to average loans ratio of 3.05% in 2009 as compared to 0.67% in 2008.

Our allowance for loan loss was $6.6 million and $4.4 million at December 31, 2009 and 2008, respectively. The allowance as a percentage of total loans increased to 2.76% in 2009 as compared to 1.87% in 2008. As of December 31, 2009, there were $36.6 million of impaired loans as compared to $15.7 million in 2008. Impaired loans consist of non-accrual loans and other loans specifically identified as impaired, and we have determined that a valuation allowance of approximately $3.2 million is required for these loans as of December 31, 2009. Due to collateral values on the underlying loans, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest decreased at December 31, 2009 as compared to 2008, from $1.2 million to $2,000. In addition to non-accrual loans, the Company also has foreclosed real estate, which is considered a nonperforming asset. At December 31, 2009, the balance in foreclosed real estate was $6.3 million compared to $2.2 million at December 31, 2008. Foreclosed real estate consists of several pieces of property which are being carried at fair value. Management does not anticipate any significant losses related to foreclosed real estate. Considering all these circumstances and the provisions for loan losses recognized in 2009, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2009.

Other income increased $185,000 or 6.9% in 2009 compared to an increase of $361,000 in 2008. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Approximately 70% and 74% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2009 and 2008, respectively.

Other expenses increased $2.2 million or 22.2% during 2009. This increase is primarily a result of other operating expenses increasing $2.3 million, offset by a decrease in salaries and benefits of $243,000. The increase in other operating expenses is largely due to increases of $1.5 million in expenses related to other real estate owned and $508,000 in FDIC insurance assessments. The decrease in salaries and benefits is due to reductions in the number of employees, reductions in certain benefits, and salary cuts taken by certain employees. The number of employees decreased in 2009 from 92 to 88. Occupancy and equipment expenses decreased by $38,000. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs.

During 2009 and 2008, we recognized income tax benefits of $1.7 million and $670,000, respectively. The effective tax rate was (14%) and (41%) for the years ended December 31, 2009 and 2008. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	December 31,
	2009	2008
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$7,559	$5,050
Taxable securities	52,872	41,170
Nontaxable securities	1,626	7,824
Unrealized gains on securities available for sale	258	76
Federal funds sold	64	1,060
Loans (2)(3)	237,297	219,650
Allowance for loan losses	(3,872)	(3,188)
Other assets	21,096	17,390

	$316,990	$289,032

Total interest-earning assets	$291,859	$269,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$28,607	$30,368
Interest-bearing demand and savings	34,942	33,002
Time	218,022	196,689

Total deposits	281,571	260,059
Federal funds purchased	579	604
Federal Home Loan Bank advances	7,818	1,433
Note payable	335	431
Securities sold under repurchase agreements	2,937	1,800
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	2,529	2,339

Total liabilities	299,172	270,069

Stockholders’ equity (4)	17,818	18,963

	$316,990	$289,032

Total interest-bearing liabilities	$268,037	$237,362

(1)	Average balances were determined using the daily average balances.
(2)	Nonaccrual loans of $22.5 million and $9.3 million are included in the average balances of loans for 2009 and 2008, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes average unrealized losses on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2009		2008
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$14,937	6.29%	$16,273	7.41%
Interest on deposits in banks	—	—	4	3.28
Interest on taxable securities	1,624	3.07	2,000	4.85
Interest on nontaxable securities(2)	59	3.61	281	3.59
Interest on federal funds sold	—	—	28	2.66

Total interest income	16,620	5.69	18,586	6.89

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	647	1.85%	768	2.33%
Interest on time deposits	9,476	4.35	9,560	4.86
Interest on federal funds purchased	9	1.51	31	5.18
Interest on Federal Home Loan Bank advances	62	0.79	34	2.36
Interest on note payable	19	5.72	7	1.66
Interest on securities sold under repurchase agreements	18	0.61	24	1.36
Interest on company guaranteed trust preferred securities	140	4.13	240	7.04

Total interest expense	10,371	3.87	10,664	4.49

NET INTEREST INCOME	$6,249		$7,922

Net interest spread		1.83%		2.40%

Net yield on average interest-earning assets		2.14%		2.94%

(1)	Interest on loans includes approximately $1.6 million and $1.3 million of loan fee income for the years ended December 31, 2009 and 2008.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2009 vs. 2008 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(2,588)	$1,252	$(1,336)
Interest on deposits in banks	(2)	(2)	(4)
Interest on taxable securities	(856)	481	(375)
Interest on nontaxable securities	2	(224)	(222)
Interest on federal funds sold	(13)	(15)	(28)

Total interest income	(3,457)	1,492	(1,965)

Interest on interest-bearing demand and savings deposits	(164)	43	(121)
Interest on time deposits	(1,061)	977	(84)
Interest on federal funds purchased	(21)	(1)	(22)
Interest on Federal Home Loan Bank advances	(35)	63	28
Interest on note payable	14	(2)	12
Interest on securities sold under repurchase agreements	(17)	11	(6)
Interest on company guaranteed trust preferred securities	(100)	—	(100)

Total interest expense	(1,384)	1,091	(293)

Net interest income	$(2,073)	$401	$(1,672)

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

At December 31, 2009, our cumulative one year interest rate sensitivity gap ratio was 67%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2009, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$3	$—	$—	$—	$3
Securities available for sale	50	—	428	51,872	52,350
Restricted equity securities	1,048	—	—	—	1,048
Loans(1)	86,822	41,405	89,239	2,002	219,468

	87,923	41,405	89,667	53,874	272,869

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	36,219	—	—	—	36,219
Certificates, less than $100,000	32,667	64,501	56,162	—	153,330
Certificates, $100,000 and over	12,402	24,615	25,838	—	62,855
Federal funds purchased	4,140	—	—	—	4,140
Note payable	—	183	92	—	275
Federal Home Loan Bank advances	—	10,700	—	—	10,700
Securities sold under repurchase agreements	6,415	—	—	—	6,415
Company guaranteed trust preferred securities	—	—	—	3,403	3,403

	91,843	99,999	82,092	3,403	$277,337

Interest rate sensitivity gap	$(3,920)	$(58,594)	$7,575	$50,471

Cumulative interest rate sensitivity gap	$(3,920)	$(62,514)	$(54,939)	$(4,468)

Interest rate sensitivity gap ratio	0.96	0.41	1.09

Cumulative interest rate sensitivity gap ratio	0.96	0.67	0.80	0.98

(1)	Excludes nonaccrual loans of $22.5 million.

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

SECURITIES PORTFOLIO

Types of Securities

The carrying values of securities at the dates indicated are summarized as follows:

	December 31,
	2009	2008
	(Dollars in Thousands)
U.S. Government and federal agencies (includes U.S. Treasury securities)	$51,548	$43,094
State and municipal securities	—	4,329
Other securities, including equity securities(1)	1,851	1,451

	$53,399	$48,874

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2009 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and Federal Agencies (Includes U.S. Treasury Securities)		Other Securities
	Amount	Yield (1)	Amount	Yield
	(Dollars in Thousands)
After one through five years	$428	7.55%	$—	—%
After five through ten years	2,283	5.47	650	9.50
Greater than ten years	48,837	4.61	103	3.58

	$51,548	4.67%	$753	8.69%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2009	2008
	(Dollars in Thousands)
Commercial	$17,870	$27,599
Real estate-construction	35,661	14,543
Real estate-mortgage	181,883	186,315
Consumer	6,565	5,773

	$241,979	$234,230

As of December 31, 2009 and 2008, we had made specific allocations of our allowance for loan losses to certain loans of $2,927,507 and $1,658,175, respectively. Based on our best estimate, the allocation of the remaining allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2009		December 31, 2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$1,262	7.39%	$1,585	11.78%
Real estate	1,528	89.90	533	85.76
Consumer	683	2.71	593	2.46

	$3,473	100.00%	$2,711	100.00%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2009 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
Commercial
One year or less	$9,686
After one through five years	8,171
After five years	13

$17,870

Construction
One year or less	$26,981
After one through five years	8,676
After five years	4

$35,661

Other
One year or less	$114,071
After one through five years	72,392
After five years	1,985

$188,448

$241,979

The following table summarizes loans at December 31, 2008 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$29,794
Floating or adjustable interest rates	59,462

$89,256

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2009	2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$22,511	$9,253

Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	2	1,221
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	13,777	—

Loans accruing about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (excludes nonaccrual)	15,743	6,414

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2009 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$1,284

Interest income that was recorded on nonaccrual loans	$777

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

	December 31,
	2009	2008
	(Dollars in Thousands)
Average balance of loans outstanding	$237,297	$219,650

Balance of allowance for loan losses at beginning of year	$4,369	$3,349

Charge-offs:
Installment	(199)	(203)
Commercial	(659)	(1,383)
Real estate	(6,497)	—

	(7,355)	(1,586)

Recoveries:
Installment	58	27
Commercial	6	94
Real estate	41	—

	105	121

Net charge-offs	(7,250)	(1,465)

Addition to allowance charged to operating expenses	9,530	2,485

Balance of allowance for loan losses	$6,649	$4,369

Ratio of net loan charge-offs to average loans	3.05%	0.67%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2009		2008
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$28,607	—%	$30,368	—%
Interest-bearing demand and savings	34,942	1.85	33,002	2.33
Time deposits	218,022	4.35	196,689	4.86

Total	$281,571	4.00	$260,059	4.50%

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2009 for the periods indicated.

(Dollars in Thousands)
Three months or less	$12,402
Over three through twelve months	24,615
Over twelve months	25,838

Total	$62,855

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2009	2008
Return on assets (1)	(3.33)%	(.33)%
Return on equity (2)	(59.31)	(4.97)
Dividend payout (3)	—	(16.88)
Equity to assets (4)	5.62	6.59

(1)	Net loss divided by average total assets.
(2)	Net loss divided by average equity.
(3)	Dividends declared per share of common stock divided by basic loss per share.
(4)	Average equity divided by average total assets.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Operations—December 31, 2009 and 2008

Consolidated Statements of Comprehensive Loss—December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity—December 31, 2009 and 2008

Consolidated Statements of Cash Flows—December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet—December 31, 2009

Consolidating Statement of Operations—December 31, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are not effective at the reasonable level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following deficiencies in internal control that we consider to be material weaknesses.

Our system for monitoring loan grades, identifying impaired loans and estimating potential losses on impaired loans is materially deficient. Reviews identified material amounts of downgraded loans and impaired loans. These findings resulted in significant increases in charge-offs and provision for loan losses as of December 31, 2009. The current system within the Bank is not identifying and properly accounting for impaired loans and their potential losses.

Review of other real estate owned identified several properties which were not carried at the lower of cost or fair value less selling costs, which resulted in significant December 31, 2009 write-downs on these properties.

In order to address these material weaknesses, we have hired an independent firm to perform a loan review on annual basis, have created a special asset department to review problem assets and perform appraisal review, and are performing more in-depth analysis of loans over $500,000 to verify collateral value and proper documentation.

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

(1) Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the independent auditor’s report of Nichols Cauley & Associates, LLC, independent accountants.

(2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 7, 2010.

Signature	Title

/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue
Dr. Gloria Campbell-D’Hue	Director

/s/ Leon Goodrum
Leon Goodrum	Chairman

/s/ Charles W. Harrison
Charles W. Harrison	Director

/s/ Robert A. Holmes
Robert A. Holmes	Director

/s/ Moses M. Jones
Moses M. Jones	Director

/s/ Marian S. Jordan
Marian S. Jordan	Director

/s/ Elvin Mitchell, Sr.
Elvin Mitchell, Sr.	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Director

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Shelby Wilkes
Shelby Wilkes	Director

/s/ Tarlee W. Brown
Tarlee W. Brown	Director

/s/ John T. Harper
John T. Harper	Director

/s/ Pratape Singh
Pratape Singh	Director

/s/ Tatina Brooks
Tatina Brooks	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10- KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2008 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2008 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2008 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements.

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.