Form 10-Q
period 2010-03-31
CAPITOL CITY BANCSHARES INC
filed 2010-05-24
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact name of issuer as specified in its charter)

Georgia	58 - 2452995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

562 Lee Street, S.W., Atlanta, Georgia 30311

(Address of principal executive office)

(404) 752-6067

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2010; 2,425,909; $1.50 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010 (unaudited)	December 31, 2009
Assets

Cash and due from banks	$6,498,517	$7,647,982
Interest-bearing deposits at other financial institutions	28,044	2,621
Securities available for sale	47,503,977	52,350,752
Restricted equity securities, at cost	1,047,800	1,047,800

Loans, net of unearned income	241,301,904	240,781,721
Less allowance for loan losses	6,531,749	6,649,261

Loans, net	234,770,155	234,132,460

Premises and equipment, net	9,869,614	10,005,605
Foreclosed real estate	6,751,066	6,332,288
Other assets	7,286,314	5,852,959

Total assets	$313,755,487	$317,372,467

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$30,490,114	$27,677,541
Interest-bearing	251,370,467	252,404,109

Total deposits	281,860,581	280,081,650
Federal funds purchased	1,345,000	4,140,000
Note payable	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000
Securities sold under repurchase agreements	3,974,930	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,844,963	2,304,631

Total liabilities	303,403,724	307,319,124

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 16,078 shares authorized, issued and outstanding	1,607,800	1,607,800
Common stock, par value $1.50; 20,000,000 shares authorized; 2,425,909 and 2,418,394 shares issued and outstanding	3,638,864	3,627,591
Surplus	4,079,317	4,015,440
Retained earnings	310,306	189,563
Accumulated other comprehensive income	715,476	612,949

Total stockholders’ equity	10,351,763	10,053,343

Total liabilities and stockholders’ equity	$313,755,487	$317,372,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$3,955,704	$3,574,983
Deposits in banks	3	44
Securities:
Taxable	318,717	474,860
Nontaxable	—	40,880
Federal funds sold	46	9

Total interest income	4,274,470	4,090,776

Interest expense:
Deposits	1,992,311	2,616,609
Other borrowings	94,977	46,604

Total interest expense	2,087,288	2,663,213

Net interest income	2,187,182	1,427,563
Provision for loan losses	—	150,000

Net interest income after provision for loan losses	2,187,182	1,277,563

Other income:
Service charges on deposit accounts	341,629	391,159
Other fees and commissions	19,237	17,529
Gains on sales of foreclosed real estate	15,319	—
Gains on sales of available for sale securities, net	—	598,249
Other operating income	106,773	104,213

Total other income	482,958	1,111,150

Other expenses:
Salaries and employee benefits	971,884	1,037,251
Occupancy and equipment expenses, net	290,538	322,456
Other operating expenses	1,286,975	986,510

Total other expenses	2,549,397	2,346,217

Income before income taxes	120,743	42,496
Income tax expense	—	16,052

Net income	120,743	26,444

Preferred stock dividends	—	50,000

Net income (loss) available to common shareholders	120,743	(23,556)

Other comprehensive income
Unrealized gains on securities available for sale arising during period, net of tax	102,527	419,249
Reclassification adjustment for realized gains on securities available for sale arising during period, net of tax	—	(394,844)

Comprehensive income	$223,270	$849

Basic earnings (losses) per common share	$0.05	$(0.01)

Diluted earnings (losses) per common share	$0.05	$(0.01)

Cash dividends declared per share of common stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$120,743	$26,444
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	376,732	154,511
Provision for loan losses	—	150,000
Net gain on sale of securities available for sale	—	(598,249)
Other-than-temporary impairment of securities	97,500	—
Gain on sale of foreclosed real estate	(15,319)	—
Capitalized costs on foreclosed real estate	(3,878)	—
Writedowns of foreclosed real estate	70,600	—
Increase in proceeds receivable from sales of foreclosed real estate	(1,128,016)	—
Gain on sale of premises and equipment	—	(13,925)
Net other operating activities	(765,007)	(429,135)

Net cash used in operating activities	(1,246,645)	(710,354)

INVESTING ACTIVITIES
Purchases of securities available for sale	—	(31,820,476)
Proceeds from sales of securities available for sale	—	29,098,403
Proceeds from maturities of securities available for sale	4,619,249	2,036,690
Purchases of restricted equity securities	—	(182,300)
Net (increase) decrease in interest-bearing deposits	(25,423)	144,263
Net increase in loans	(1,107,876)	(2,023,237)
Purchase of premises and equipment	(8,188)	(32,367)
Proceeds from sale of premises and equipment	—	17,050

Net cash provided by (used in) investing activities	3,477,762	(2,761,974)

FINANCING ACTIVITIES
Net increase in deposits	1,778,931	10,488,997
Net decrease in securities sold under repurchase agreements	(2,439,663)	(2,500,000)
Net increase in Federal Home Loan Bank advances	—	4,000,000
Net decrease in federal funds purchased	(2,795,000)	(1,775,000)
Dividends paid on preferred stock	—	(50,000)
Proceeds from issuance of common stock	75,150	17,000

Net cash provided by (used in) financing activities	(3,380,582)	10,180,997

Net increase (decrease) in cash and due from banks	(1,149,465)	6,708,669
Cash and due from banks, beginning of period	7,647,982	4,150,450

Cash and due from banks, end of period	$6,498,517	$10,859,119

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,496,520	$2,660,079
Income taxes	$—	$—
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$1,598,197	$3,014,108
Financed sales of foreclosed real estate	$930,738	$483,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after March 31, 2010, but prior to May 14, 2010, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

NOTE 2.	REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

Regulatory Actions

In January 2010, the Bank received a consent order (“order”) from the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance (“The Department”).

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific issues set forth below, through the adoption and implementation of procedures, plan and policies designed to enhance the safety and soundness of the Bank. Contained in the order were various reporting requirements by management and the Board of Directors. In addition, the order requires that the Bank achieve and maintain the following minimum capital levels:

(i) Tier I capital at least equal to 8% of total average assets;

(ii) Total risk-based capital at least equal to 10% of total risk-weighted assets.

Additional requirements include, but are not limited to, reducing the levels of classified assets, prohibition of the acceptance, renewal, or rollover of brokered deposits, reducing concentrations of credit, prohibition of paying dividends, and maintaining an adequate allowance for loan losses.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS (Continued)

Going Concern Considerations

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern.

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing to sell the Company’s common stock through a secondary offering. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout the first quarter of 2010. The continuing level of problem loans as of the quarter ended March 31, 2010 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2010 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

NOTE 3.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. Government sponsored enterprises (GSEs)	$5,131,521	$149,173	$(12,771)	$5,267,923
Mortgage-backed securities GSE residential	40,951,480	601,508	(22,434)	41,530,554
Trust preferred securities	655,500	—	—	655,500

Total debt securities	46,738,501	750,681	(35,205)	47,453,977
Equity securities	50,000	—	—	50,000

Total securities	$46,788,501	$750,681	$(35,205)	$47,503,977

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
U.S. Government sponsored enterprises (GSEs)	$5,277,930	$50,068	$(17,639)	$5,310,359
Mortgage-backed securities GSE residential	45,656,874	631,375	(50,856)	46,237,393
Trust preferred securities	753,000	—	—	753,000

Total debt securities	51,687,804	681,443	(68,495)	52,300,752
Equity securities	50,000	—	—	50,000

Total securities	$51,737,804	$681,443	$(68,495)	$52,350,752

The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due from one to five years	$415,237	$423,962
Due from five to ten years	2,891,478	2,980,555
Due after ten years	2,480,306	2,518,906
Mortgage-backed securities	40,951,480	41,530,554

	$46,738,501	$47,453,977

Securities with a carrying value of $16,628,969 and $16,146,314 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

Temporarily Impaired Securities (Continued)

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
March 31, 2010:
U.S. GSEs	$—	$—	$695,572	$(12,771)	$(12,771)
Mortgage-backed GSE residential	3,766,838	(22,434)	—	—	(22,434)

	$3,766,838	$(22,434)	$695,572	$(12,771)	$(35,205)

December 31, 2009:
U.S. GSEs	$3,004,868	$(17,639)	$—	$—	$(17,639)
Mortgage-backed GSE residential	5,519,435	(50,856)	—	—	(50,856)

	$8,524,303	$(68,495)	$—	$—	$(68,495)

GSE debt securities. The unrealized losses on the one investment in GSEs was caused by interest rate increases. The contractual terms of the investment does not permit the issuer to settle the security at a price less than the amortized cost base of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2010.

GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in three GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

Other-Than-Temporary Impairment

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. While all securities are considered, the securities primarily impacted by other-than-temporary impairment considerations have been trust preferred. For each security in the investment portfolio, a regular review is conducted to determine if an other-than-temporary impairment has occurred. Various factors are considered to determine if an other-than-temporary impairment has occurred. However, the most significant factors are default rates or interest deferral rates and the creditworthiness of the issuer. Other factors may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.

During the first quarter of 2010, the Company recorded an other than temporary impairment charge of $97,500 on its investment in one trust preferred security, which is included in total trust preferred securities above. The value of this security declined significantly due to declines in its underlying collateral. The security has a new cost basis of approximately $552,500.

NOTE 4.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Net income available to common shareholders	$120,743	$(23,556)

Weighted average common shares outstanding	2,421,393	2,308,849
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	46,467	215,684

Total weighted average common shares and common stock equivalents outstanding	2,467,860	2,524,532

Weighted average common shares outstanding are used in the diluted earnings per share calculation, as there is a net loss, and inclusion of common stock equivalents would be anti-dilutive.

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

At December 31, 2009, all outstanding options were fully vested and there were no options granted during the three months ended March 31, 2010 and 2009. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2010 and 2009.

The following table represents stock option activity for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Options outstanding beginning of period	44,664	$3.75
Options granted	—	—
Options exercised	—	—

Options outstanding end of period	44,664	3.75	2.7 years

Outstanding exercisable end of period	44,664	3.75	2.7 years

The option price for all options outstanding and exercisable at March 31, 2010 was $3.75.

Shares available for future stock options grants to employees and directors under existing plans were 158,400 at March 31, 2010. At March 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

NOTE 6.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traced in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash, Due From Banks, and Interest-Bearing Deposits at Other Financial Institutions: The carrying amounts of cash, due from banks, and interest-bearing deposits at other financial institutions approximates fair value.

Securities: Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, including GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. Fair value of fixed rate loans is estimated using discounted contractual cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation using market interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased: The carrying amounts of federal funds purchased approximate their fair values.

Securities Sold Under Repurchase Agreements: The carrying amount of securities sold under repurchase agreements approximates their fair value.

Trust Preferred Securities: The fair value of the Company’s variable rate trust preferred securities approximates the carrying value.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Credit-Related Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

Assets Measured at Fair Value on a Recurring Basis: Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Securities available for sale	$—	$47,503,977	$—	$47,503,977

Total assets at fair value	$—	$47,503,977	$—	$47,503,977

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Securities available for sale	$—	$52,350,752	$—	$52,350,752

Total assets at fair value	$—	$52,350,752	$—	$52,350,752

Assets Measured at Fair Value on a Nonrecurring Basis: Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$—	$—	$2,458,030	$(319,497)
Foreclosed real estate	—	—	149,400	(70,600)

Total	$—	$—	$2,607,430	$(390,097)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$—		$—	$18,412,424	$(8,188,592)
Foreclosed real estate	—		—	5,228,081	(2,172,192)

Total	$—	$		$23,640,505	$(10,360,784)

At March 31, 2010, in accordance with the provisions of the loan impairment guidance, individual loan with a carrying value, after previously recognized impairment of $152,539, of $2,458,030 were written down to fair value of $1,985,994, resulting in an impairment charge of $319,497. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$6,526,561	$6,526,561	$7,650,603	$7,650,603
Securities	48,551,777	48,551,777	53,398,552	53,398,552
Loans, net	234,770,155	233,976,000	234,132,460	233,915,000
Accrued interest receivable	2,147,573	2,147,573	1,990,407	1,990,407

Financial liabilities:
Deposits	281,860,581	287,102,000	280,081,650	285,431,000
Federal funds purchased	1,345,000	1,345,000	4,140,000	4,140,000
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000	10,700,000	10,700,000
Securities sold under repurchase agreements	3,974,930	3,974,930	6,414,593	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	1,521,633	1,521,633	1,911,856	1,911,856

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU No. 2010-13”). ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of an entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 9.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 198,087 shares through the secondary stock offering.

On May 27, 2009, the Company filed Prospectus Supplement No. 1 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

On August 17, 2009, the Company filed Prospectus Supplement No. 2 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

On November 17, 2009, the Company filed Prospectus Supplement No. 3 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

On April 10, 2010, the Company filed Prospectus Supplement No. 4 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10.	FEDERAL HOME LOAN BANK ADVANCES

During the first quarter of 2010, the Company had outstanding Federal Home Loan Bank advances of $10,700,000. These advances are variable rate and mature on various dates between April 1, 2010 and August 2, 2010.

NOTE 11.	SUBSEQUENT EVENT

On March 9, 2010, the Company’s Board of Directors approved a resolution for a 3 for 1 stock split and a change in the par value of its common stock from $1.50 to $1.00. This resolution will be voted on by the Company’s shareholders at their meeting on June 22, 2010 and, if approved, the stock split will be effective on the same date.

On May 10, 2010, the Company was notified by the Federal Home Loan Bank of Atlanta (FHLB) that based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2010, there were no deferred income taxes as all had been written off as of December 31, 2009 due to losses sustained and none have been recorded during 2010.

FINANCIAL CONDITION

Total assets decreased during the first three months of 2010 by $3.6 million from $317.4 million to $313.8 million, or 1.14%. The decrease was largely due to a decrease in securities of $4.8 million, net decreases in cash of $1.1 million, offset by net increases in loans of $609,000, other assets of $1.4 million, and foreclosed real estate of $419,000. The loan to deposit ratio at March 31, 2010 was 86% compared to 86% at December 31, 2009.

Stockholders’ equity increased by $298,000 for the three months ended March 31, 2010. This net increase consisted of net income of $121,000, proceeds from issuance of common stock of $75,000, and net increases in accumulated other comprehensive income of $102,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $29,436,000 at March 31, 2010, representing an increase of $591,000 (2.05%) from December 31, 2009. This increase is attributable to a decrease of $2,317,000 in nonaccrual loans, offset by increases of $419,000 in foreclosed real estate and past dues over 90 days of $2,489,000. Total nonperforming assets were 12.19% of total loans at March 31, 2010, compared to 11.98% at December 31, 2009. Nonperforming assets represented 9.38% of total assets at March 31, 2010, compared to 9.09% of total assets at December 31, 2009. Nonaccrual loans represented 8.36% of total loans outstanding at March 31, 2010, compared to 9.35% of total loans outstanding at December 31, 2009. There were no related party loans which were considered to be nonperforming at March 31, 2010.

At March 31, 2010, the Company had loan concentrations in real estate totaling $226,512,000 or 93.9% of total loans. Commercial and industrial loans of $11,741,000 made up 4.9% of total loans. The remaining $3,049,000, or 1.2%, of total loans consisted of consumer and other loans.

Other assets increased by $1,433,000 from December 31, 2009 to March 31, 2010. This increase is primarily attributable to an increase in other receivables of $1,128,016, which was a receivable related to the sale of foreclosed real estate. The transaction was a sale at the end of March 2010 for which the monies were not received from the closing attorney prior to March 31, 2010. The funds were received in April 2010 and the receivable was then converted to cash and a loan to finance a portion of the sale.

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

At March 31, 2010, the Bank’s liquidity ratio of 11.11% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. At March 31, 2010, the Company had the ability to borrow an additional $21.8 million in Federal Home Loan Bank advances. However, subsequent to quarter end, the Company’s credit availability with the FHLB was rescinded. In addition, the Company can borrow up to $8.6 million in federal funds from correspondent banks.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2010, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2010 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	3.71%	4.07%	4.00%
Risk-Based Capital Ratios
Core Capital	4.47%	4.90%	4.00%
Total Capital	5.74%	6.16%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2010 are as follows:

March 31, 2010

Commitments to extend credit	$7,274,000
Financial standby letters of credit	2,307,000
Other standby letters of credit	300,000

$9,881,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Net Interest Income. Net interest income increased by $760,000 for the quarter ended March 31, 2010, compared to the same period in 2009. The increase in net interest income is primarily attributable to the decrease in our net yield on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 4.21% to 3.06%, or 115 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. The net yield on interest-earning assets increased to 3.02% at March 31, 2010 as compared to 2.09% at March 31, 2009 and 2.14% for the entire year ended December 31, 2009.

The yield on interest-earning assets decreased from 6.00% to 5.89%, or 11 basis points, from March 31, 2009 to March 31, 2010.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$243,670	$3,956	6.58%	$224,999	$3,575	6.44%
Taxable securities	50,933	318	2.53	43,831	475	4.39
Nontaxable securities	—	—	—	4,505	41	3.68
Interest-bearing deposits	18	—	0.07	55	—	0.32
Federal funds sold(3)	4	—	4.48	3,245	—	0.01

Total interest-earning assets(1)	$294,625	$4,274	5.88	$276,635	$4,091	6.00

Interest-bearing liabilities:
Demand and savings deposits	$36,124	$106	1.19	$22,357	$176	3.20
Time deposits	219,221	1,886	3.49	221,966	2,440	4.46

Total deposits	255,345	1,992	3.16	244,323	2,616	4.34

Other short-term borrowings	17,482	65	1.51	9,090	9	0.40
Long-term debt	3,403	30	3.58	3,403	38	4.52

Total interest-bearing liabilities	$276,230	2,087	3.02	$256,816	2,663	4.21

Net interest income/net interest spread		$2,187	2.86%		$1,428	1.79%

Net yield on earning assets			2.97%			2.09%

(1)	Average securities exclude average unrealized gains of $688,000 and unrealized losses of $562,000 for the three months ended March 31, 2010 and 2009, respectively.
(2)	Annualized.
(3)	The March 31, 2010 yield is skewed due to the fact that the Bank had higher federal funds sold balances for part of February 2010, but no federal funds sold during the rest of 2010.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. No provision was made during the three month period ending March 31, 2010 as compared to a provision of $150,000 made during the three month period ending March 31, 2009. The allowance for loan loss as a percentage of total loans was 2.71%, 2.76%, and 1.87% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Total nonaccrual loans increased by $11,271,000, net charge-offs decreased by $38,000, loans past due ninety days or more and still accruing increased by $1,453,000, and restructured loans increased by $15,869,000 for the three months ended March 31, 2010 as compared to the same period in 2009. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2010 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2010 and 2009, nonaccrual, past due and restructured loans were as follows:

	March 31,
	2010	2009
	(Dollars in thousands)

Total nonaccruing loans	$20,194	$8,923
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,491	1,038
Restructured loans	15,869	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Average amount of loans outstanding	$243,670	$224,999

Balance of allowance for loan losses at beginning of period	$6,649	$4,369

Loans charged off
Commercial	(7)	(47)
Real estate	(123)	—
Installment	(14)	(135)

	(144)	(182)

Loans recovered
Commercial	8	1
Real estate	15	—
Installment	3	24

	26	25

Net charge-offs	(118)	(157)

Additions to allowance charged to operating expense during period	—	150

Balance of allowance for loan losses at end of period	$6,531	$4,362

Ratio of net loans charged-off during the period to average loans outstanding	0.05%	0.07%

Other Income. Other income decreased by $628,000 for the three months ended March 31, 2010, compared to the same period in 2009. The most significant component of other income is service charges on deposit accounts which accounts for 71% and 35% of total other income for March 31, 2010 and 2009, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The higher level of other income for the quarter ended March 31, 2009 was largely due to the recording of gains on sales of available for sale securities of $598,000.

Other Expenses. Other expenses increased by $203,000 for the three months ended March 31, 2010, as compared to the same period in 2009. The increase consists of an increase of $300,000 in other operating expenses, offset by decreases in salaries and employee benefits of $65,000 and in occupancy and equipment expenses of $32,000. The increase in other operating expenses was largely due to increases in expenses related to foreclosed real estate. At March 31, 2010, the number of full-time equivalent employees was 73 compared to 89 at March 31, 2009.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for 2009 and first quarter 2010 consist of operating expenses and taxes only. The net loss for the three months ended March 31, 2010 and March 31, 2009 was $1,294 and $2,213.

Income Taxes. Income tax expense decreased by $16,000 for the three months ended March 31, 2010, as compared to 2009. The effective tax rate for 2009 was 38%. As of March 31, 2010, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended March 31, 2010.

Net Income. Net income increased by $94,000 for the three months ended March 31, 2010, as compared to the same period in 2009. This increase is largely the result of the decreased provision for loan losses and income tax expenses since the prior year.

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 7, 2010) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: May 24, 2010	/s/ George G. Andrews
George G. Andrews CEO, President and Director

Date: May 24, 2010	/s/ Tatina Brooks
Tatina Brooks Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)