Form 10-Q
period 2010-06-30
CAPITOL CITY BANCSHARES INC
filed 2010-08-16
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2010; 9,727,436; $1.00 par value

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010 (unaudited)	December 31, 2009
Assets

Cash and due from banks	$7,960,279	$7,647,982
Interest-bearing deposits at other financial institutions	116,291	2,621
Federal funds sold	1,420,000	—
Securities available for sale	48,088,255	52,350,752
Restricted equity securities, at cost	1,047,800	1,047,800

Loans, net of unearned income	242,715,156	240,781,721
Less allowance for loan losses	6,815,425	6,649,261

Loans, net	235,899,731	234,132,460

Premises and equipment, net	9,745,049	10,005,605
Accrued interest receivable	1,325,785	1,990,367
Foreclosed real estate	6,410,388	6,332,288
Other assets	1,139,561	3,862,592

Total assets	$313,153,139	$317,372,467

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$29,072,130	$27,677,541
Interest-bearing	254,503,953	252,404,109

Total deposits	283,576,083	280,081,650
Federal funds purchased	—	4,140,000
Accrued interest payable	1,404,102	1,911,856
Note payable	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000
Securities sold under repurchase agreements	3,474,989	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	564,315	392,775

Total liabilities	303,397,739	307,319,124

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 5,000,000 and 16,078 shares authorized, respectively; 16,078 shares issued and outstanding	1,607,800	1,607,800
Common stock, par value $1.00; 80,000,000 shares authorized (par value $1.50; 20,000,000 shares authorized in 2009); 9,727,436 and 2,418,394 shares issued and outstanding, respectively	9,727,436	3,627,591
Surplus	—	4,015,440
Retained earnings (deficit)	(2,194,810)	189,563
Accumulated other comprehensive income	614,974	612,949

Total stockholders’ equity	9,755,400	10,053,343

Total liabilities and stockholders’ equity	$313,153,139	$317,372,467

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,312,875	$4,074,294	$7,268,579	$7,649,277
Deposits in banks	23	—	26	44
Securities:
Taxable	311,814	365,045	630,531	839,905
Nontaxable	—	17,832	—	58,712
Federal funds sold	315	—	361	9

Total interest income	3,625,027	4,457,171	7,899,497	8,547,947

Interest expense:
Deposits	1,856,432	2,667,411	3,848,743	5,284,020
Other borrowings	64,984	60,049	159,961	106,653

Total interest expense	1,921,416	2,727,460	4,008,704	5,390,673

Net interest income	1,703,611	1,729,711	3,890,793	3,157,274
Provision for loan losses	220,000	280,000	220,000	430,000

Net interest income after provision for loan losses	1,483,611	1,449,711	3,670,793	2,727,274

Other income:
Service charges on deposit accounts	361,150	384,402	702,779	775,561
Other fees and commissions	19,349	14,406	38,586	31,935
Gain on sales of available for sale securities, net	184,297	182,643	184,297	780,892
Gain on sales of foreclosed real estate	40,885	—	56,204	—
Other operating income	106,981	62,349	213,754	166,562

Total other income	712,662	643,800	1,195,620	1,754,950

Other expenses:
Salaries and employee benefits	851,974	1,025,385	1,823,858	2,062,636
Occupancy and equipment expenses, net	299,132	309,602	589,670	632,058
Other operating expenses	1,550,528	1,413,510	2,837,503	2,400,020

Total other expenses	2,701,634	2,748,497	5,251,031	5,094,714

Loss before income tax benefits	(505,361)	(654,986)	(384,618)	(612,490)
Income tax benefits	—	(256,156)	—	(240,104)

Net loss	(505,361)	(398,830)	(384,618)	(372,386)
Preferred stock dividends	50,000	—	50,000	50,000

Net loss available to common shareholders	$(555,361)	$(398,830)	$(434,618)	$(422,386)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	21,134	(359,307)	123,661	59,942
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(121,636)	(120,545)	(121,636)	(515,389)

Comprehensive loss	$(655,863)	$(878,682)	$(432,593)	$(877,833)

Basic losses per common share	$(0.06)	$(0.04)	$(0.04)	$(0.04)

Diluted losses per common share	$(0.06)	$(0.04)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net loss	$(384,618)	$(372,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	701,683	306,983
Provision for loan losses	220,000	430,000
Net gain on sale of securities available for sale	(184,297)	(780,892)
Other-than-temporary impairment of securities	97,500	—
(Gain) loss on sale of foreclosed real estate	(56,204)	3,500
Writedowns of foreclosed real estate	70,600	—
Gain on sale of premises and equipment	—	(13,925)
Decrease in income tax receivable	3,157,285	—
Net other operating activities	(155,886)	1,418,850

Net cash provided by operating activities	3,466,063	992,130

INVESTING ACTIVITIES
Purchases of securities available for sale	(16,927,508)	(58,893,111)
Proceeds from sales of securities available for sale	13,597,396	44,626,795
Proceeds from maturities of securities available for sale	7,265,581	4,357,144
Purchases of restricted equity securities	—	(182,300)
Net (increase) decrease in interest-bearing deposits	(113,670)	138,164
Net increase in federal funds sold	(1,420,000)	—
Net increase in loans	(2,118,619)	(8,541,318)
Capitalized costs on foreclosed real estate	(3,858)	(14,434)
Proceeds from sale of foreclosed real estate	42,710	318,939
Purchase of premises and equipment	(25,277)	(149,471)
Proceeds from sale of premises and equipment	—	17,050

Net cash provided by (used in) investing activities	296,755	(18,322,542)

FINANCING ACTIVITIES
Net increase in deposits	3,494,433	16,301,927
Net increase (decrease) in securities sold under repurchase agreements	(2,939,604)	400,000
Net increase in Federal Home Loan Bank advances	—	4,000,000
Net decrease in federal funds purchased	(4,140,000)	(1,775,000)
Proceeds from issuance of common stock from secondary stock offering	134,650	17,000
Dividends paid on preferred stock	—	(50,000)

Net cash provided by (used in) financing activities	(3,450,521)	18,893,927

Net increase in cash and due from banks	312,297	1,563,515
Cash and due from banks, beginning of period	7,647,982	4,150,450

Cash and due from banks, end of period	$7,960,279	$5,713,965

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,516,458	$5,246,722
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$1,637,339	$6,084,269
Financed sales of foreclosed real estate	$1,505,991	$483,298

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

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after June 30, 2010, but prior to August 16, 2010, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing to sell the Company’s common stock through a secondary offering. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout the first six months of 2010. The continuing level of problem loans as of the quarter ended June 30, 2010 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of June 30, 2010 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

NOTE 3.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
U.S. Government sponsored enterprises (GSEs)	$3,821,375	$44,094	$(2,733)	$3,862,736
Mortgage-backed securities GSE residential	42,946,407	610,504	(36,892)	43,520,019
Trust preferred securities	655,500	—	—	655,500

Total debt securities	47,423,282	654,598	(39,625)	48,038,255
Equity securities	50,000	—	—	50,000

Total securities	$47,473,282	$654,598	$(39,625)	$48,088,255

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
U.S. Government sponsored enterprises (GSEs)	$5,277,930	$$50,068	$(17,639)	$5,310,359
Mortgage-backed securities
GSE residential	45,656,874	631,375	(50,856)	46,237,393
Trust preferred securities	753,000	—	—	753,000

Total debt securities	51,687,804	681,443	(68,495)	52,300,752
Equity securities	50,000	—	—	50,000

Total securities	$51,737,804	$681,443	$(68,495)	$52,350,752

The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due from one to five years	$903,541	$913,492
Due from five to ten years	480,009	502,486
Due after ten years	3,093,325	3,102,258
Mortgage-backed securities	42,946,407	43,520,019

	$47,423,282	$48,038,255

Securities with a carrying value of $10,086,992 and $16,146,314 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

Temporarily Impaired Securities (Continued)

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
June 30, 2010:
U.S. GSEs	$—	$—	$695,807	$(2,733)	$(2,733)
Mortgage-backed GSE residential	4,095,586	(36,892)	—	—	(36,892)

	$4,095,586	$(36,892)	$695,807	$(2,733)	$(39,625)

December 31, 2009:
U.S. GSEs	$3,004,868	$(17,639)	$—	$—	$(17,639)
Mortgage-backed GSE residential	5,519,435	(50,856)	—	—	(50,856)

	$8,524,303	$(68,495)	$—	$—	$(68,495)

GSE debt securities. The unrealized losses on the one investment in GSEs was caused by interest rate increases. The contractual terms of the investment does not permit the issuer to settle the security at a price less than the amortized cost base of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2010.

GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in three GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss available to common shareholders	$(555,361)	$(398,830)	$(434,618)	$(422,386)

Weighted average common shares outstanding	9,717,300	9,238,212	9,701,656	9,236,812
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	111,660	862,736	111,660	862,736

Total weighted average common shares and common stock equivalents outstanding	9,828,960	10,100,948	9,813,316	10,099,548

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	EARNINGS PER COMMON SHARE (Continued)

Weighted average common shares outstanding are used in the diluted earnings per share calculation, as there is a net loss, and inclusion of common stock equivalents would be anti-dilutive.

Weighted average shares outstanding for the six months ended June 30, 2009 have been adjusted for a four for one stock split in the form of a 100% stock dividend declared and paid on June 22, 2010.

NOTE 5.	STOCK BASED COMPENSATION

The Company has a stock option plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 2,553,600 shares of the Company’s stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the optionee owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set at the Board’s sole and absolute discretion. The option period for all grants will not exceed ten years from the date of grant.

At December 31, 2009, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2010 and 2009. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2010 and 2009.

The following table represents stock option activity for the three and six months ended June 30, 2010 (as adjusted for the 4 for 1 stock split):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	178,656	$0.94	178,656	$0.94
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding end of period	178,656	0.94	178,656	0.94	2.5 Yrs

Outstanding exercisable end of period	178,656	0.94	178,656	0.94	2.5 Yrs

The option price for all options outstanding and exercisable at June 30, 2010 was $0.94.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	STOCK BASED COMPENSATION (Continued)

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at June 30, 2010. At June 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

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

Assets Measured at Fair Value on a Recurring Basis: Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Securities available for sale	$—	$48,088,255	$—	$48,088,255

Total assets at fair value	$—	$48,088,255	$—	$48,088,255

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Securities available for sale	$—	$52,350,752	$—	$52,350,752

Total assets at fair value	$—	$52,350,752	$—	$52,350,752

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$—	$—	$4,354,200	$(873,724)
Foreclosed real estate	—	—	149,400	(70,600)

Total	$—	$—	$4,503,600	$(944,324)

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired loans	$—	$—	$18,412,424	$(8,188,592)
Foreclosed real estate	—	—	5,228,081	(2,172,192)

Total	$—	$—	$23,640,505	$(10,360,784)

At June 30, 2010, in accordance with the provisions of the loan impairment guidance, individual loans with a carrying value of $4,354,200 were written down to fair value of $3,480,476, resulting in an impairment charge of $873,724. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Hierarchy (Continued)

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$8,076,570	$8,076,570	$7,650,603	$7,650,603
Securities	49,136,055	49,136,055	53,398,552	53,398,552
Loans, net	235,899,731	235,470,000	234,132,460	233,915,000
Accrued interest receivable	1,325,785	1,325,785	1,990,407	1,990,407

Financial liabilities:
Deposits	283,576,083	288,864,000	280,081,650	285,431,000
Federal funds purchased	—	—	4,140,000	4,140,000
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000	10,700,000	10,700,000
Securities sold under repurchase agreements	3,474,989	3,474,989	6,414,593	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	1,404,102	1,404,102	1,911,856	1,911,856

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 204,031 shares through the secondary stock offering.

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

On May 25, 2010, the Company filed Prospectus Supplement No. 5 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

NOTE 10.	FEDERAL HOME LOAN BANK ADVANCES

During the second quarter of 2010, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $10,700,000. These advances are variable rate and mature on various dates between April 1, 2010 and August 2, 2010.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB.

NOTE 11.	STOCK SPLIT

On June 22, 2010, the Company’s shareholders approved a 4 for 1 stock split and a change in the par value of its common stock from $1.50 to $1.00. All per share amounts in all periods have been retroactively adjusted for this split as if it occurred in the first period presented.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2010, there were no deferred income taxes as all had been written off as of December 31, 2009 due to losses sustained and none have been recorded during 2010.

FINANCIAL CONDITION

Total assets decreased during the first six months of 2010 by $4.2 million from $317.4 million to $313.2 million, or 1.33%. The decrease was largely due to a decrease in securities of $4.3 million and net decreases in other assets of $2.7 million, offset by net increases in loans of $1.9 million, increases in federal funds sold of $1.4 million, and a net increase in cash of $313,000. The loan to deposit ratio at June 30, 2010 was 86% compared to 86% at December 31, 2009.

Stockholders’ equity decreased by $298,000 for the six months ended June 30, 2010. This net decrease consisted of net loss of $385,000, proceeds from issuance of common stock of $135,000, dividends declared on preferred stock of $50,000, and net increases in accumulated other comprehensive income of $2,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $35,846,000 at June 30, 2010, representing an increase of $7,001,000 (24.27%) from December 31, 2009. This increase is attributable to increases of $91,000 in past dues over 90 days, $6,832,000 in nonaccrual loans, and $78,000 in foreclosed real estate. Total nonperforming assets were 14.77% of total loans at June 30, 2010, compared to 11.98% at December 31, 2009. Nonperforming assets represented 11.45% of total assets at June 30, 2010, compared to 9.09% of total assets at December 31, 2009. Nonaccrual loans represented 12.09% of total loans outstanding at June 30, 2010, compared to 9.35% of total loans outstanding at December 31, 2009. There were no related party loans which were considered to be nonperforming at June 30, 2010.

At June 30, 2010, the Company had loan concentrations in real estate totaling $231,172,000 or 95.2% of total loans. Commercial and industrial loans of $9,087,000 made up 3.7% of total loans. The remaining $2,456,000, or 1.1%, of total loans consisted of consumer and other loans.

Other assets decreased by $2,723,000 from December 31, 2009 to June 30, 2010. This decrease is primarily attributable to a decrease in income taxes receivable of $3,157,000 resulting from the receipt of a tax refund due.

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

At June 30, 2010, the Bank’s liquidity ratio of 14.35% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. However, at June 30,

2010, the Company had the ability to borrow up to $8.6 million in federal funds from correspondent banks.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2010, the Bank achieved a capital level for Tier 1 Risk Based Capital and Tier 1 Leverage Capital that would qualify as adequately capitalized under the prompt corrective action framework. However, because the Bank’s Total Risk Based Capital ratio does not meet the level to be considered adequately capitalized, the Bank is considered, under the prompt correction action framework, undercapitalized since the lowest ratio determines the regulatory category. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2010 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	3.89%	4.07%	4.00%
Risk-Based Capital Ratios
Core Capital	4.62%	4.83%	4.00%
Total Capital	5.88%	6.10%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2010 are as follows:

June 30, 2010

Commitments to extend credit	$5,336,000
Financial standby letters of credit	2,333,000
Other standby letters of credit	400,000

$8,069,000

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Net Interest Income. Net interest income decreased by $26,000 and increased by $734,000 for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The overall increase in net interest income for the six month period is primarily attributable to the decrease in our net yield on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 4.15% to 2.95%, or 120 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. The net yield on interest-earning assets increased to 2.84% at June 30, 2010 as compared to 2.30% at June 30, 2009 and 2.14% for the entire year ended December 31, 2009.

The yield on interest-earning assets decreased from 6.22% to 5.77%, or 45 basis points, from June 30, 2009 to June 30, 2010.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$227,046	$7,268	6.46%	$225,007	$7,649	6.86%
Taxable securities	48,571	631	2.62	48,818	840	3.47
Nontaxable securities	—	—	—	3,279	59	3.61
Interest-bearing deposits	43	—	0.12	29	—	0.30
Federal funds sold(3)	461	—	0.16	23	—	0.08

Total interest-earning assets(1)	$276,121	$7,899	5.77	$277,156	$8,548	6.22

Interest-bearing liabilities:
Demand and savings deposits	$36,427	$200	1.11	$33,444	$359	2.16
Time deposits	217,877	3,649	3.38	217,109	4,925	4.57

Total deposits	254,304	3,849	3.16	250,553	5,284	4.25

Other short-term borrowings	16,220	98	2.05	7,773	31	0.79
Long-term debt	3,403	61	3.64	3,403	76	4.51

Total interest-bearing liabilities	$273,927	4,008	2.95	$261,729	5,391	4.15

Net interest income/net interest spread		$3,891	2.82%		$3,157	2.07%

Net yield on earning assets			2.84%			2.30%

(1)	Average securities exclude average unrealized gains of $690,000 and unrealized losses of $283,000 for the six months ended June 30, 2010 and 2009, respectively.
(2)	Annualized.
(3)	The June 30, 2010 yield is skewed due to the fact that the Bank had higher federal funds sold balances for part of February 2010, but no federal funds sold during the rest of 2010 until later in the second quarter.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $220,000 was made during the six month period ending June 30, 2010 as compared to a provision of $430,000 made during the six month period ending June 30, 2009. The allowance for loan loss as a percentage of total loans was 2.81%, 2.76%, and 1.64% at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Total nonaccrual loans increased by $21,749,000, net charge-offs decreased by $869,000, loans past due ninety days or more and still accruing increased by $55,000, and restructured loans increased by $19,040,000 for the six months ended June 30, 2010 as compared to the same periods in 2009. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2010 is adequate to absorb any foreseeable losses in the loan portfolio.

At June 30, 2010 and 2009, nonaccrual, past due and restructured loans were as follows:

	June 30,
	2010	2009
	(Dollars in thousands)

Total nonaccruing loans	$29,343	$7,594
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	93	38
Restructured loans	19,040	—

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

Following is a category detail of our allowance percentage and reserve balance by loan type at June 30, 2010 and December 31, 2009.

Loan Group Description	June 30, 2010 Calculated Reserves	June 30, 2010 Reserve %	December 31, 2009 Calculated Reserves	December 31, 2009 Reserve %
Unsecured	86,479	9.86%	121,061	12.31%
Cash value	66,272	1.46%	68,835	1.28%
Residential real estate	2,948,191	7.32%	2,945,465	7.35%
Commercial real estate	3,134,938	1.64%	2,821,151	1.48%
Business assets	421,752	10.89%	483,536	7.60%
Vehicles	157,648	5.61%	209,172	7.02%
Other	145	0.14%	41	0.04%

Total Allowance for Loan Loss	$6,815,425	2.81%	6,649,261	2.76%

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

Information regarding certain loans and allowance for loan loss data for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Average amount of loans outstanding	$222,712	$233,846

Balance of allowance for loan losses at beginning of period	$6,531	$4,362

Loans charged off
Commercial	—	(653)
Real estate	—	—
Installment	—	(148)

	—	(801)

Loans recovered
Commercial	35	3
Real estate	27	—
Installment	2	32

	64	35

Net charge-offs	64	(766)

Additions to allowance charged to operating expense during period	220	280

Balance of allowance for loan losses at end of period	$6,815	$3,876

Ratio of net loans charged-off during the period to average loans outstanding	(0.03)%	0.33%

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Average amount of loans outstanding	$227,046	$225,007

Balance of allowance for loan losses at beginning of period	$6,649	$4,369

Loans charged off
Commercial	(8)	(700)
Real estate	(29)	—
Installment	(107)	(283)

	(144)	(983)

Loans recovered
Commercial	43	4
Real estate	42	—
Installment	5	56

	90	60

Net charge-offs	(54)	(923)

Additions to allowance charged to operating expense during period	220	430

Balance of allowance for loan losses at end of period	$6,815	$3,876

Ratio of net loans charged-off during the period to average loans outstanding	0.02%	0.41%

Other Income. Other income increased by $69,000 and decreased $559,000 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The most significant component of other income is service charges on deposit accounts which accounts for 59% and 44% of total other income for June 30, 2010 and 2009, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the six month period ended June 30, 2010 is largely due to the decrease in gains on sales of securities available for sale of $597,000.

Other Expenses. Other expenses decreased by $47,000 and increased by $156,000 for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The decrease for the three month period consists of a decrease in salaries and employee benefits of $174,000, decrease in occupancy expense of $10,000, offset by increases in other operating expenses of $137,000. The increase for the six month period consists of an increase of $437,000 in other operating expenses, offset by decreases in salaries and employee benefits of $239,000 and in occupancy and equipment expenses of $42,000. The increase in other operating expenses was largely due to increases in expenses related to foreclosed real estate. At June 30, 2010, the number of full-time equivalent employees was 76 compared to 89 at June 30, 2009.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for 2009 and the first six months 2010 consist of operating expenses and taxes only. The net loss for the six months ended June 30, 2010 and June 30, 2009 was $2,909 and $2,213.

Income Tax Benefits. Income tax benefits decreased by $240,000 for the six months ended June 30, 2010, as compared to 2009. The effective tax rate for 2009 was 39%. As of June 30, 2010, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended June 30, 2010.

Net Loss. Net loss increased by $107,000 and $12,000 for the three and six months ended June 30, 2010, as compared to the same periods in 2009. This increase is largely the result of the decreases in other income and increases in other operating expenses since the prior year.

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

PART II—Other Information

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 7, 2010) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

(c)	Security holders approved an amendment to Article 8 of the Company’s Articles of Incorporation to change the number of shares of preferred stock the Company is authorized to issue to 5,000,000 shares (for—1,623,626; against—52,252; abstain—3,950).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 16, 2010	/s/ George G. Andrews
George G. Andrews CEO, President and Director

Date: August 16, 2010	/s/ Tatina Brooks
Tatina Brooks Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)