Form 10-Q
period 2010-09-30
CAPITOL CITY BANCSHARES INC
filed 2010-11-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2010; 9,733,336; $1.00 par value

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31,
	(unaudited)	2009
Assets

Cash and due from banks	$6,114,373	$7,647,982
Interest-bearing deposits at other financial institutions	239,821	2,621
Federal funds sold	2,130,000	—
Securities available for sale	43,419,301	52,350,752
Restricted equity securities, at cost	1,025,300	1,047,800

Loans, net of unearned income	238,984,995	240,781,721
Less allowance for loan losses	6,800,968	6,649,261

Loans, net	232,184,027	234,132,460

Premises and equipment, net	9,632,340	10,005,605
Foreclosed real estate	7,974,540	6,332,288
Other assets	1,988,435	5,852,959

Total assets	$304,708,137	$317,372,467

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$24,997,186	$27,677,541
Interest-bearing	253,726,033	252,404,109

Total deposits	278,723,219	280,081,650
Federal funds purchased	—	4,140,000
Note payable	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000
Securities sold under repurchase agreements	—	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,829,252	2,304,631

Total liabilities	294,930,721	307,319,124

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 5,000,000 and 16,078 shares authorized, respectively; 16,078 shares issued and outstanding	1,607,800	1,607,800
Common stock, par value $1.00; 80,000,000 shares authorized (par value $1.50; 20,000,000 shares authorized in 2009); 9,733,336 and 9,673,576 shares issued and outstanding, respectively	9,733,336	3,627,591
Surplus	8,850	4,015,440
Retained earnings (deficit)	(1,811,240)	189,563
Accumulated other comprehensive income	238,670	612,949

Total stockholders’ equity	9,777,416	10,053,343

Total liabilities and stockholders’ equity	$304,708,137	$317,372,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,718,011	$3,923,858	$10,986,590	$11,573,135
Deposits in banks	72	1	98	45
Securities:
Taxable	178,044	423,887	808,575	1,263,792
Nontaxable	211	—	211	58,712
Federal funds sold	1,437	431	1,798	440

Total interest income	3,897,775	4,348,177	11,797,272	12,896,124

Interest expense:
Deposits	1,761,720	2,531,128	5,610,463	7,815,148
Other borrowings	60,494	71,475	220,455	178,128

Total interest expense	1,822,214	2,602,603	5,830,918	7,993,276

Net interest income	2,075,561	1,745,574	5,966,354	4,902,848
Provision for loan losses	200,000	2,050,000	420,000	2,480,000

Net interest income after provision for loan losses	1,875,561	(304,426)	5,546,354	2,422,848

Other income:
Service charges on deposit accounts	402,415	408,284	1,105,194	1,183,845
Other fees and commissions	23,321	13,439	61,907	45,374
Gain on sales of available for sale securities, net	360,793	—	545,090	780,892
Gain on sales of foreclosed real estate	42	—	56,246	—
Other operating income	155,037	53,649	368,791	220,211

Total other income	941,608	475,372	2,137,228	2,230,322

Other expenses:
Salaries and employee benefits	863,374	1,018,013	2,687,232	3,080,649
Occupancy and equipment expenses, net	304,951	305,520	894,621	937,578
Other operating expenses	1,253,118	1,002,485	4,090,621	3,402,505

Total other expenses	2,421,443	2,326,018	7,672,474	7,420,732

Income (loss) before income tax benefits	395,726	(2,155,072)	11,108	(2,767,562)

Income tax benefits	—	(793,461)	—	(1,033,565)

Net income (loss)	395,726	(1,361,611)	11,108	(1,733,997)

Preferred stock dividends	12,156	—	62,156	50,000

Net income (loss) available to common shareholders	$383,570	$(1,361,611)	$(51,048)	$(1,783,997)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(15,811)	625,754	170,811	685,696

Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(360,493)	—	(545,090)	(515,389)

Comprehensive income (loss)	$7,266	$(735,857)	$(425,327)	$(1,613,690)

Basic income (losses) per common share	$0.04	$(0.15)	$(0.01)	$(0.19)

Diluted income (losses) per common share	$0.04	$(0.15)	$(0.01)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$11,108	$(1,733,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,026,104	455,606
Provision for loan losses	420,000	2,480,000
Net gain on sale of securities available for sale	(545,090)	(780,892)
Other-than-temporary impairment of securities	125,125	—
(Gain) loss on sale of foreclosed real estate	(56,246)	3,500
Capitalized costs on foreclosed real estate	(3,858)	(162,519)
Writedowns of foreclosed real estate	271,788	—
Gain on sale of premises and equipment	—	(14,259)
Decrease in income tax receivable	3,157,285	—
Net other operating activities	(143,246)	218,527

Net cash provided by operating activities	4,262,970	465,966

INVESTING ACTIVITIES
Purchases of securities available for sale	(43,652,119)	(58,893,111)
Proceeds from sales of securities available for sale	41,551,973	44,626,795
Proceeds from maturities of securities available for sale	10,478,186	7,170,001
Sales (purchases) of restricted equity securities	22,500	(182,300)
Net (increase) decrease in interest-bearing deposits	(237,200)	141,998
Net increase in federal funds sold	(2,130,000)	—
Net increase in loans	(384,706)	(15,208,441)
Proceeds from sale of foreclosed real estate	372,153	318,939
Purchase of premises and equipment	(53,742)	(198,884)
Proceeds from sale of premises and equipment	—	34,450

Net cash provided by (used in) investing activities	5,967,045	(22,190,553)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,358,431)	11,905,311
Net decrease in notes payable	—	(45,875)
Net increase (decrease) in securities sold under repurchase agreements	(6,414,593)	3,457,288
Net increase in Federal Home Loan Bank advances	—	8,479,650
Net decrease in federal funds purchased	(4,140,000)	(1,775,000)
Issuance of preferred stock	—	607,800
Proceeds from issuance of common stock frunder ESOP plan	—	4,730
Proceeds from issuance of common stock from secondary stock offering	149,400	256,119
Proceeds from exercise of stock options	—	2,500
Dividends paid on preferred stock	—	(50,000)

Net cash provided by (used in) financing activities	(11,763,624)	22,842,523

Net increase (decrease) in cash and due from banks	(1,533,609)	1,117,936

Cash and due from banks, beginning of period	7,647,982	4,150,450

Cash and due from banks, end of period	$6,114,373	$5,268,386

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$6,533,874	$7,839,330

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$3,732,080	$6,084,269
Financed sales of foreclosed real estate	$1,505,991	$483,298

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2010, but prior to November 15, 2010, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing to sell the Company’s common stock through a secondary offering. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout the first nine months of 2010. The continuing level of problem loans as of the quarter ended September 30, 2010 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of September 30, 2010 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

NOTE 3.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
U.S. Government sponsored enterprises (GSEs)	$622,980	$1,361	$—	$624,341
State, county, and municipal securities	984,564	11,195	—	995,759
Mortgage-backed securities GSE residential	40,895,211	347,834	(121,719)	41,121,326
Trust preferred securities	627,875	—	—	627,875

Total debt securities	43,130,630	360,390	(121,719)	43,369,301
Equity securities	50,000	—	—	50,000

Total securities	$43,180,630	$360,390	$(121,719)	$43,419,301

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
U.S. Government sponsored enterprises (GSEs)	$5,277,930	$50,068	$(17,639)	$5,310,359
Mortgage-backed securities GSE residential	45,656,874	631,375	(50,856)	46,237,393
Trust preferred securities	753,000	—	—	753,000

Total debt securities	51,687,804	681,443	(68,495)	52,300,752
Equity securities	50,000	—	—	50,000

Total securities	$51,737,804	$681,443	$(68,495)	$52,350,752

The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due from one to five years	$622,980	$624,341
Due from five to ten years	524,875	524,875
Due after ten years	1,087,564	1,098,759
Mortgage-backed securities	40,895,211	41,121,326

	$43,130,630	$43,369,301

Securities with a carrying value of $24,002,145 and $16,146,314 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

Temporarily Impaired Securities (Continued)

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
September 30, 2010:
Mortgage-backed GSE residential	$10,134,953	$(121,719)	$—	$—	$(121,719)

	$10,134,953	$(121,719)	$—	$—	$(121,719)

December 31, 2009:
U.S. GSEs	$3,004,868	$(17,639)	$—	$—	$(17,639)
Mortgage-backed GSE residential	5,519,435	(50,856)	—	—	(50,856)

	$8,524,303	$(68,495)	$—	$—	$(68,495)

GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in six GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

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

During the first nine months of 2010, the Company recorded an other than temporary impairment charge of $125,125 on its investment in one trust preferred security, which is included in total trust preferred securities above. The value of this security declined significantly due to declines in its underlying collateral. The security has a new cost basis of approximately $524,875.

NOTE 4.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) available to common shareholders	$383,570	$(1,361,611)	$(51,048)	$(1,783,997)

Weighted average common shares outstanding	9,729,672	9,269,848	9,711,119	9,247,920
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	111,660	66,572	111,660	210,319

Total weighted average common shares and common stock equivalents outstanding	9,841,332	9,336,420	9,822,779	9,458,239

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	EARNINGS PER COMMON SHARE (Continued)

Weighted average shares outstanding for the nine months ended September 30, 2009 have been adjusted for a four for one stock split in the form of a 100% stock dividend declared and paid on June 22, 2010.

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

At December 31, 2009, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2010 and 2009. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2010 and 2009.

The following table represents stock option activity for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Options outstanding beginning of period	178,656	$0.94	178,656	$0.94
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding end of period	178,656	0.94	178,656	0.94	2.2 Yrs

Outstanding exercisable end of period	178,656	0.94	178,656	0.94	2.2 Yrs

The option price for all options outstanding and exercisable at September 30, 2010 was $0.94.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	STOCK BASED COMPENSATION (Continued)

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at September 30, 2010. At September 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

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

Assets Measured at Fair Value on a Recurring Basis: Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Securities available for sale	$—	$43,419,301	$—	$43,419,301

Total assets at fair value	$—	$43,419,301	$—	$43,419,301

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Securities available for sale	$—	$52,350,752	$—	$52,350,752

Total assets at fair value	$—	$52,350,752	$—	$52,350,752

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans	$—	$—	$10,662,287	$(1,383,519)
Foreclosed real estate	—	—	1,175,349	(271,788)

Total	$—	$—	$11,837,636	$(1,655,307)

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans	$—	$—	$18,412,424	$(8,188,592)
Foreclosed real estate	—	—	5,228,081	(2,172,192)

Total	$—	$—	$23,640,505	$(10,360,784)

At September 30, 2010, in accordance with the provisions of the loan impairment guidance, individual loans with a carrying value of $10,662,287 were written down to fair value of $9,278,768, resulting in an impairment charge of $1,383,519. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits at other financial institutions	$6,354,194	$6,354,194	$7,650,603	$7,650,603
Federal funds sold	2,130,000	2,130,000	—	—
Securities	44,444,601	44,444,601	53,398,552	53,398,552
Loans, net	232,184,027	232,954,000	234,132,460	233,915,000
Accrued interest receivable	1,147,590	1,147,590	1,990,407	1,990,407

Financial liabilities:
Deposits	278,723,219	285,089,000	280,081,650	285,431,000
Federal funds purchased	—	—	4,140,000	4,140,000
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	10,700,000	10,700,000	10,700,000	10,700,000
Securities sold under repurchase agreements	—	—	6,414,593	6,414,593
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	1,208,900	1,208,900	1,911,856	1,911,856

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after September 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 209,931 shares through the secondary stock offering.

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

On August 23, 2010, the Company filed Prospectus Supplement No. 6 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

NOTE 10.	FEDERAL HOME LOAN BANK ADVANCES

During the third quarter of 2010, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $10,700,000. These advances are variable rate and mature on various dates between April 1, 2011 and August 3, 2011.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2010, there were no deferred income taxes as all had been written off as of December 31, 2009 due to losses sustained and none have been recorded during 2010.

FINANCIAL CONDITION

Total assets decreased during the first nine months of 2010 by $12.7 million from $317.4 million to $304.7 million, or 3.99%. The decrease was largely due to a decrease in securities of $8.9 million, a net decrease in cash of $1.5 million, net decreases in loans of $1.8 million and net decreases in other assets of $3.9 million, offset by net increases in other real estate owned of $1.6 million and increases in federal funds sold of $2.1 million. The loan to deposit ratio at September 30, 2010 was 86% compared to 86% at December 31, 2009.

Stockholders’ equity decreased by $276,000 for the nine months ended September 30, 2010. This net decrease consisted of net income of $11,000, proceeds from issuance of common stock of $149,000, dividends declared on preferred stock of $62,000, and net decreases in accumulated other comprehensive income of $374,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $39,014,000 at September 30, 2010, representing an increase of $10,169,000 (35.25%) from December 31, 2009. This increase is attributable to increases of $465,000 in past dues over 90 days, $8,018,000 in nonaccrual loans, and $1,643,000 in foreclosed real estate. Total nonperforming assets were 16.32% of total loans at September 30, 2010, compared to 11.98% at December 31, 2009. Nonperforming assets represented 12.79% of total assets at September 30, 2010, compared to 9.09% of total assets at December 31, 2009. Nonaccrual loans represented 12.71% of total loans outstanding at September 30, 2010, compared to 9.35% of total loans outstanding at December 31, 2009. There were no related party loans which were considered to be nonperforming at September 30, 2010.

At September 30, 2010, the Company had loan concentrations in real estate totaling $228,406,000 or 95.6% of total loans. Commercial and industrial loans of $8,541,000 made up 3.6% of total loans. The remaining $2,038,000, or 0.8%, of total loans consisted of consumer and other loans.

Other assets decreased by $3,864,000 from December 31, 2009 to September 30, 2010. This decrease is primarily attributable to a decrease in income taxes receivable of $3,157,000 resulting from the receipt of a tax refund due.

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

At September 30, 2010, the Bank’s liquidity ratio of 8.22% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. However, at September 30, 2010, the Company had the ability to borrow up to $5.0 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10.0 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators, that, if undertaken, could have a direct material effect on the consolidated financial statements. At September 30, 2010, the Bank was considered adequately capitalized based on an agreement with its primary regulatory agency. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2010 are as follows:

	Company	Bank	Regulatory Minimum Requirement

Leverage Capital Ratio	4.07%	4.20%	4.00%
Risk-Based Capital Ratios
Core Capital	4.89%	5.05%	4.00%
Total Capital	6.15%	6.31%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2010 are as follows:

September 30, 2010

Commitments to extend credit	$4,491,000
Financial standby letters of credit	2,065,000
Other standby letters of credit	400,000

$6,956,000

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Net Interest Income. Net interest income increased by $330,000 and $1,064,000 for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The overall increase in net interest income for the nine month period is primarily attributable to the decrease in our net yield on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 4.04% to 2.85%, or 119 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. The net yield on interest-earning assets increased to 2.94% at September 30, 2010 as compared to 2.33% at September 30, 2009 and 2.14% for the entire year ended December 31, 2009.

The yield on interest-earning assets decreased from 6.13% to 5.81%, or 32 basis points, from September 30, 2009 to September 30, 2010.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(4)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income	$222,438	$10,987	6.60%	$226,994	$11,573	6.82%
Taxable securities	47,664	808	2.27	51,920	1,264	3.25
Nontaxable securities	54	—	0.52	2,174	58	3.61
Interest-bearing deposits	123	—	0.11	23	—	0.27
Federal funds sold(3)	1,318	2	0.18	15	1	3.88

Total interest-earning assets(1)	$271,597	$11,797	5.81	$281,126	$12,896	6.13

Interest-bearing liabilities:
Demand and savings deposits	$26,632	$292	1.47	$24,875	$502	2.70
Time deposits	228,791	5,318	3.11	226,590	7,313	4.31

Total deposits	255,423	5,610	2.94	251,465	7,815	4.16

Other short-term borrowings	14,921	125	1.12	9,773	69	0.94
Long-term debt	3,403	96	3.75	3,403	109	4.29

Total interest-bearing liabilities	$273,747	5,831	2.85	$264,641	7,993	4.04

Net interest income/net interest spread		$5,966	2.96%		$4,903	2.09%

Net yield on earning assets			2.94%			2.33%

(1)	Average securities exclude average unrealized gains of $747,000 and $144,000 for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Annualized.
(3)	The September 30, 2009 yield is skewed due to the fact that the Bank had lower federal funds sold balances for only a short period in 2009.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $420,000 was made during the nine month period ending September 30, 2010 as compared to a provision of $2,480,000 made during the nine month period ending September 30, 2009. The allowance for loan loss as a percentage of total loans was 2.85%, 2.76%, and 1.76% at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Total nonaccrual loans increased by $18,831,000, net charge-offs decreased by $2,334,000, loans past due ninety days or more and still accruing increased by $407,000, and restructured loans increased by $20,182,000 for the nine months ended September 30, 2010 as compared to the same periods in 2009. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2010 is adequate to absorb any foreseeable losses in the loan portfolio.

At September 30, 2010 and 2009, nonaccrual, past due and restructured loans were as follows:

	September 30,
	2010	2009
	(Dollars in thousands)

Total nonaccruing loans	$30,374	$11,543
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	665	258
Restructured loans	20,182	—

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

The following is a category detail of our allowance percentage and reserve balance by loan type at September 30, 2010 and December 31, 2009:

Loan Group Description	September 30, 2010 Calculated Reserves	September 30, 2010 Reserve %	December 31, 2009 Calculated Reserves	December 31, 2009 Reserve %
Unsecured	88,859	11.19%	121,061	12.31%
Cash Value	60,153	1.41%	68,835	1.28%
Residential real estate	2,568,587	6.46%	2,945,465	7.35%
Commercial real estate	3,551,887	1.88%	2,821,151	1.48%
Business assets	385,470	10.68%	483,536	7.60%
Vehicles	145,867	5.43%	209,172	7.02%
Other	145	0.14%	41	0.04%

Total Allowance for Loan Loss	6,800,968	2.85%	6,649,261	2.76%

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

Information regarding certain loans and allowance for loan loss data for the three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Average amount of loans outstanding	$241,546	$230,903

Balance of allowance for loan losses at beginning of period	$6,815	$3,876

Loans charged off
Commercial	(1)	(842)
Real estate	(104)	—
Installment	(114)	(876)

	(219)	(1,718)

Loans recovered
Commercial	—	—
Real estate	4	—
Installment	1	39

	5	39

Net charge-offs	(214)	(1,679)

Additions to allowance charged to operating expense during period	200	2,050

Balance of allowance for loan losses at end of period	$6,801	$4,247

Ratio of net loans charged-off during the period to average loans outstanding	0.09%	0.73%

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Average amount of loans outstanding	$242,806	$226,994

Balance of allowance for loan losses at beginning of period	$6,649	$4,369

Loans charged off
Commercial	(9)	(1,542)
Real estate	(133)	—
Installment	(221)	(1,159)

	(363)	(2,701)

Loans recovered
Commercial	43	4
Real estate	46	—
Installment	6	95

	95	99

Net charge-offs	(268)	(2,602)

Additions to allowance charged to operating expense during period	420	2,480

Balance of allowance for loan losses at end of period	$6,801	$4,247

Ratio of net loans charged-off during the period to average loans outstanding	0.11%	1.15%

Other Income. Other income increased by $466,000 and decreased $93,000 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The most significant component of other income is service charges on deposit accounts which accounts for 52% and 53% of total other income for September 30, 2010 and 2009, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the nine month period ended September 30, 2010 is largely due to the decrease in gains on sales of securities available for sale of $236,000.

Other Expenses. Other expenses increased by $95,000 and $252,000 for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase for the three month period mainly consists of increases in FDIC insurance assessment expense of $336,000 and in expenses related to other real estate of $82,000, offset by a decrease in salaries and employee benefits of $155,000. The increase for the nine month period consists of an increase of $689,000 in other operating expenses, offset by decreases in salaries and employee benefits of $394,000 and in occupancy and equipment expenses of $43,000. The increase in other operating expenses was largely due to increases in expenses related to foreclosed real estate. At September 30, 2010, the number of full-time equivalent employees was 76 compared to 89 at September 30, 2009.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations for 2009 and the first nine months of 2010 consist of operating expenses and taxes only. The net loss for the nine months ended September 30, 2010 and September 30, 2009 was $3,741 and $4,000.

Income Tax Benefits. Income tax benefits decreased by $1,033,000 for the nine months ended September 30, 2010, as compared to 2009. The effective tax rate for 2009 was 37%. As of September 30, 2010, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended September 30, 2010.

Net Income. Net income increased by $1,757,000 and $1,745,000 for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. This increase is largely the result of the decreases in costs of funds and provision for loan losses expenses since the prior year.

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

CAPITOL CITY BANCSHARES, INC.
Date: November 15, 2010	/s/ George G. Andrews
George G. Andrews
CEO, President and Director
Date: November 15, 2010	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)