Form 10-K
period 2010-12-31
CAPITOL CITY BANCSHARES INC
filed 2011-04-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Name of each exchange on which registered: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2010: $17,752,570 (based on the stock price of $2.50 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,810,456 shares of $1.00 par value common stock as of March 30, 2011.

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

•	Our ability to meet the conditions outlined in the Consent Order including our ability to raise capital consistent with our capital plan.

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

The data processing work of the Bank is processed with Fidelity National Information Services. The Bank offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

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

As of December 31, 2010, the Bank had correspondent relationships with SunTrust Bank of Atlanta, Georgia, Independent Bankers Bank and The Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

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

Employees

As of December 31, 2010, the Company had 70 full-time employees and 16 part time employees. The Company is not a party to any collective bargaining agreements.

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

Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDB&F. Other material provisions of the order require the Bank to: (i) increase its board of directors’ participation in the affairs and operations of the Bank, (ii) assess management’s ability to comply with the Order and restore all aspects of the Bank to a safe and sound condition, (iii) establish a committee to oversee the Bank’s compliance with the Order, (iv) maintain specified minimum capital ratios of Tier I capital of 8% of total assets and Total risk-based capital of 10% of total risk-based assets, (v) improve the Bank’s lending and collection policies and procedures, (vi) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vii) perform risk segmentation analysis with respect to concentrations of credit, (viii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits, (xi) establish and review a comprehensive policy for the adequacy of the Bank’s allowance for loan and lease losses, (x) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (xi) prepare and submit progress reports to the FDIC and the GDB&F. The FDIC order will remain in effect until modified or terminated by the FDIC and the GDB&F.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2010, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 6.21% and 4.96%, respectively, resulting in our being classified as “undercapitalized” under the regulatory framework for prompt corrective action. For a more detailed analysis of the Company and the Bank’s regulatory requirements, please see Note 20 to the Notes to Consolidated Financial Statements.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 200 basis points. Our Leverage Ratio at December 31, 2010 was 4.17%, which is below the minimum 8% required in the Consent Order. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders of $.08 per common share. We did not pay a dividend during 2009 or 2010 and we do not intend to pay a dividend in 2011 due to continued pressure on earnings and capital and as a result of the Consent Order.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act was enacted on July 21, 2010 and created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rulewriting authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

FDIC Insurance Assessments

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on a supervisory evaluations, regulatory capital levels and other factors. The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned. Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions. The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institution’s capital ratios. The CAMELS rating of the institution is also used in the determination of the Risk Category. Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information. In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures, Thus, the assessment scale ranges from twelve basis points of assessable deposits for the strongest institutions (Risk Category I) to forty-five basis points for the weakest (Risk Category IV). In 2008 the FDIC increased the amount of deposits it insures from $100,000 to $250,000.

In addition to the assessment for deposit insurance, institutions are requires to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund. During 2008, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.12 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that made permanent the increase in FDIC insurance for deposit accounts to $250,000, and provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTA”) are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. Money Market Deposit Accounts (MMDAs) and Negotiable Order of Withdrawal (NOW) accounts are not eligible for this unlimited insurance coverage, regardless of the interest rate, even if no interest is paid on the account.

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

For a summary of the Company’s loan concentrations, see Note 5 and Note 19 to the consolidated financial statements attached hereto.

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

The Bank maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 6 to Financial Statements, located in Item 8 of this Form 10-K, below.

The Bank maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window.

On July 16, 2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. It is a two-story building with 6,174 square feet and a drive-thru window.

In January, 2003, the Bank purchased two parcels of land in downtown Savannah, Georgia, one with a 5,724 square foot building, the other across the street, and 1,820 square foot parking garage. The address for the office is 339 Martin Luther King, Jr. Boulevard, Savannah, Georgia 31401. The office opened in January, 2004 as a full-service banking location.

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

The Company’s nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

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

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2009

First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$10.00
Fourth Quarter	$10.00	$10.00

YEAR	HIGH SELLING PRICE*	LOW SELLING PRICE*
2010

First Quarter	$10.0	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50

*Prices are adjusted to reflect the 4-for-1 stock split effective June 22, 2010.

As of December 31, 2010, the Company had approximately 1646 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2008 of $.08 per share and no dividends in 2009 or 2010.

On February 8, 2005, the Company approved a 4-for-1 stock split of its common shares. The split entitled each shareholder of record at the close of business on March 1, 2005, to receive four shares for every one share of stock of the Company owned by the shareholder. The stock split was implemented and the stock was distributed in the form of a stock dividend.

On July 13, 2010, the Company approved 4-for-1 stock split of its common shares. The split entitled each shareholder of record at the close of business on June 22, 2010 to receive four shares for every one share of stock of the Company owed by the shareholder. The stock split was implemented and the stock was distributed in the form of a stock dividend. The par value was changed from $1.50 to $1.00 per share.

The Company offered up to 1,500,000 shares of its common stock in a registered public offering. The final Prospectus was filed with the SEC on May 8, 2008 and contained the specifics of the offering. The Company has sold 1,009,812 shares and received $4,176,204 into its capital account. The offering is ongoing and will end on May 7, 2011. The Company did not purchase any of its common stock during 2010.

On July 13, 2010, the Company filed Articles of Amendment to the Articles of Incorporation to increase the number of preferred shares the Company is authorized to issue to 5,000,000 shares of preferred stock of the Company. The amendment was approved by a majority vote of the shareholders at the Company’s 2010 Annual Meeting of Shareholders. The articles previously limited to the amount of authorized preferred stock to $5,000,000. The Company has currently issued 10,000 shares of Series A preferred stock and 6,078 shares of Series B preferred stock, for a total of $1,607,800 outstanding. The amendment eliminated the maximum dollar amount limitation and now provides for a maximum number of shares that are available to be issued, which is 5,000,000 shares.

The actual effect of the issuance of any additional shares of the preferred stock upon the rights of holders of common stock cannot be stated until the Board of directors determines the specific rights of any shares of the preferred stock. However, the effects might include, among other things, restricting dividends on the common stock, diluting the voting power of the common stock, reducing the market price of the common stock or impairing the liquidation rights of the common stock without further action by the shareholders. Holders of Capitol City’s common stock do not have preemptive rights with respect to the preferred stock.

The amendment also grants the Board of Directors the discretion to establish the terms of any future preferred stock issuance, including the number of shared issued, the dividend rate of the shares, whether the dividends are cumulative, whether the shares are voting or non-voting, whether the shares are convertible to common stock and if so, the terms of conversion, whether the shares are redeemable and if so the terms of redemption, sinking fund requirements, liquidation rights and all other relative rights of the preferred shares.

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

Summary

During 2010, we experienced decreases in total assets, total loans, and total deposits. As of December 31, 2010, we reported total assets of $295.3 million, a decline of 7.0% over 2009. Total interest-earning assets decreased by $27.6 million, or 10.1%, and total deposits decreased by $4.8 million, or 1.7% from 2009 to 2010. Total loans decreased by $5.2 million, or 2.2%, as compared to the same period in 2009. We had net income of $37,000 for the year ended December 31, 2010 as compared to net losses of $10.6 million for the year ended December 31, 2009.

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2010, our liquidity ratio was considered less than satisfactory at 7.1%, which is lower than our policy minimum of 15%. We review liquidity on a periodic basis to monitor and adjust liquidity as necessary. We have the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements with correspondent banks.

At December 31, 2010, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. During 2010, our total equity decreased by $811,000. This decrease consists of dividends declared of $62,000 and a decrease in accumulated other comprehensive income of $1 million, offset by issuances of common stock of $260,000 and net income of $37,000. At December 31, 2010, our total stockholders’ equity was $9.2 million.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2010, the Company’s and Bank’s capital ratios were considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated basis and for the Bank at December 31, 2010 are as follows:

	Company	Bank	Minimum Requirement for Compliance with Consent Order
Leverage capital ratio	4.17%	4.31%	8.00%
Risk-based capital ratios:
Tier 1 capital	4.96%	5.12%	N/A
Total capital	6.21%	6.38%	10.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Contractual Obligations and Off-Balance Sheet Commitments

The Bank, in the normal course of business, commits to extend credit in the form of letters of credit and lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 2010 and 2009 were $7.4 and $10.9 million, respectively. Commitments to extend credit generally have fixed expiration dates or other termination provisions and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table presents the Company’s contractual obligations as of December 31, 2010.

	Payments Due After December 31, 2010
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Thousands)
Note payable	$275	$275	$—	$—	$—
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$3,678	$275	$—	$—	$3,403

We did not have any material commitments for capital expenditures at December 31, 2010.

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

BALANCE SHEETS

Total assets decreased approximately $22.1 million or 7.0% from 2009 to 2010 compared to an increase of $16.7 million for the year ended December 31, 2009. The most significant decrease was in total securities which decreased by $15.3 million. Our loan to deposit ratio was 85.6% at December 31, 2010 compared to 86% at December 31, 2009.

Total deposits decreased by $4.8 million or 1.17% as compared to a $10.2 million increase in 2009. The decrease was made up of a decrease in interest-bearing deposits of $1.7 million and a decrease in noninterest-bearing deposits of $3.1 million. Time deposits of $100,000 or more increased during this same time period by $65.3 million, to $113.0 million, while other time deposits decreased during the period by $65.5 million, to $103.0 million. Noninterest-bearing deposits accounted for 8.9% and 9.9% of total deposits at December 31, 2010 and 2009, respectively. Brokered certificates of deposit decreased $18.0 million to $19.6 million as of December 31, 2010.

Average total assets decreased $2.4 million from 2009 to 2010. Average interest-earning assets decreased $2.6 million from 2009 to 2010, including an increase in average total loans of $3.0 million, and an increase in federal funds sold of $2.4 million, offset by a decrease in securities of $8.1 million. Average interest-bearing liabilities increased during the same period by $4.4 million from $268.0 to $272.4 million, largely due to an increase of $2.8 million in average Federal Home Loan Bank advances and $2.2 million in average interest bearing deposits. These increases and decreases in average balances for the year ended December 31, 2010 reflect management’s attempts to maximize interest-earning assets and the overall margin.

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

The yield on interest-earning assets decreased by 34 basis points to 5.83% in 2010, as compared to 6.17% in 2009. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of 29 basis points to 6.66% in 2010 as compared to 6.95% in 2009 and the decrease in the yield on average taxable securities of 82 basis points to 2.25% as compared to 3.07% in 2009. Average loans represented 81.6% and 79.7% of total interest-earning assets at December 31, 2010 and 2009, respectively. The net effect on net interest income was an increase of $1.8 million, or 29% as compared to 2009. The net yield on average interest-earning assets increased 70 basis points to 3.02% during 2010 from 2.32% during 2009. The yield on average interest-bearing liabilities decreased 112 basis points to 2.75% in 2010 compared to 3.87% in 2009. Brokered deposits typically demand higher rates which has directly impacted our net interest margin. Brokered deposits are a secondary source of funding loan demand, and management has worked to reduce dependency on this funding source. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

The allowance for loan losses represents an allowance for potential losses in the loan portfolio. The provision for loan losses is a charge to operations which we determine is necessary to adequately fund the allowance for loan losses. The allowance is based on a number of factors including the growth of the loan portfolio, net charge-offs incurred, past experience, and our review and evaluation of potential losses in the loan portfolio. The provision for loan losses decreased for the year ended December 31, 2010 from $9.5 million to $470,000, or by $9.0 million.

Total loan charge-offs decreased by $5.2 million from $7.4 million in 2009 to $2.2 million for the year ended 2010, and recoveries increased from $105,000 to $270,000, resulting in net charge-offs of $1.9 million and $7.2 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net charge-offs of $5.2 million resulted in a net charge-off to average loans ratio of 0.78% in 2010 as compared to 3.05% in 2009.

Our allowance for loan loss was $5.2 and $6.6 million at December 31, 2010 and 2009, respectively. The allowance as a percentage of total loans decreased to 2.21% in 2010 as compared to 2.76% in 2009. As of December 31, 2010, there were $50.4 million of impaired loans as compared to $36.6 million in 2009. Impaired loans consist of non-accrual loans and other loans specifically identified as impaired, and we have determined that a valuation allowance of approximately $2.0 million is required for these loans as of December 31, 2010. Due to collateral values on the underlying loans, we do not anticipate significant additional losses related to identified impaired loans. Past due loans greater than 90 days and still accruing interest increased at December 31, 2010 as compared to 2009, from $2,000 to $620,000. In addition to non-accrual loans, the Company also has foreclosed real estate, which is considered a nonperforming asset. At December 31, 2010, the balance in foreclosed real estate was $8.9 compared to $6.3 million at December 31, 2009. Foreclosed real estate consists of several pieces of property which are being carried at fair value. Management does not anticipate any significant additional losses related to foreclosed real estate. Considering all these circumstances and the provisions for loan losses recognized in 2010, we believe that the allowance for loan losses is adequate to cover any potential losses in the loan portfolio at December 31, 2010.

Other income decreased $257,000 or 9.0% compared to and increase of $185,000 in 2009. Included in other income are service charges on deposit accounts which include monthly service charges on transaction accounts, insufficient funds charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. Approximately 68% and 70% of the service charge income is generated from insufficient funds charges for the years ended December 31, 2010 and 2009, respectively.

Other expenses decreased $1.7 million or 14.6% during 2010. This decrease is primarily a result of other operating expenses decreasing $1.2 million, and a decrease in salaries and benefits of $537,000. The decrease in other operating expenses is largely due to decreases of $1.1 million in expenses related to other real estate owned. The decrease in salaries and benefits is due to reductions in the number of employees, reductions in certain benefits, and salary cuts taken by certain employees. The number of employees decreased in 2010 from 88 to 78. Occupancy and equipment expenses decreased by $24,000. We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. We closely monitor these activities and the related costs.

During 2010 and 2009, we recognized income tax benefits of $- and $1.7 million, respectively. The effective tax rate was (-%) and (14%) for the years ended December 31, 2010 and 2009. We continue to invest in tax-free securities as a means of minimizing our tax expense.

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

Average Balances

The condensed average balance sheets for the periods included are presented below.(1)

	December 31,
	2010	2009
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$8,654	$7,540
Interest-bearing deposits in other financial institutions	182	19
Taxable securities	45,863	52,872
Nontaxable securities	536	1,626
Unrealized gains on securities available for sale	644	258
Federal funds sold	2,449	64
Loans (2)(3)	217,778	214,797
Allowance for loan losses	(5,812)	(3,872)
Other assets	44,327	43,686

Total assets	$314,621	$316,990

Total interest-earning assets	$266,808	$269,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$28,327	$28,607
Interest-bearing demand and savings	35,999	34,942
Time	219,120	218,022

Total deposits	283,446	281,571
Federal funds purchased	1,339	579
Federal Home Loan Bank advances	10,657	7,818
Note payable	275	335
Securities sold under repurchase agreements	1,612	2,937
Company guaranteed trust preferred securities	3,403	3,403
Other liabilities	4,107	2,529

Total liabilities	304,839	299,172

Stockholders’ equity (4)	9,782	17,818

	$314,621	$316,990

Total interest-bearing liabilities	$272,406	$268,037

(1)	Average balances were determined using the daily average balances.
(2)	Nonaccrual loans of $23.8 million and $22.5 million are included in the average balances of loans for 2010 and 2009, respectively.
(3)	Loans are net of deferred loan fees and unearned interest.
(4)	Includes average unrealized losses on securities available for sale, net of tax.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2010		2009
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest on loans(1)	$14,497	6.66%	$14,937	6.95%
Interest on deposits in banks	3	1.64	—	—
Interest on taxable securities	1,029	2.24	1,624	3.07
Interest on nontaxable securities(2)	18	3.32	59	3.61
Interest on federal funds sold	5	0.20	—	—

Total interest income	15,552	5.83	16,620	6.17

INTEREST EXPENSE:
Interest on interest-bearing demand and savings deposits	380	1.05%	647	1.85%
Interest on time deposits	6,833	3.12	9,476	4.35
Interest on federal funds purchased	21	1.57	9	1.51
Interest on Federal Home Loan Bank advances	92	0.86	62	0.79
Interest on note payable	17	6.30	19	5.72
Interest on securities sold under repurchase agreements	22	1.36	18	0.61
Interest on company guaranteed trust preferred securities	127	3.74	140	4.13

Total interest expense	7,492	2.75	10,371	3.87

NET INTEREST INCOME	$8,060		$6,249

Net interest spread		3.08%		2.30%

Net yield on average interest-earning assets		3.02%		2.32%

(1)	Interest on loans includes approximately $1.3 million and $1.6 million of loan fee income for the years ended December 31, 2010 and 2009.
(2)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	2010 vs. 2009 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in Thousands)
Increase (decrease) in:
Interest on loans	$(642)	$201	$(441)
Interest on deposits in banks	—	3	3
Interest on taxable securities	(399)	(195)	(594)
Interest on nontaxable securities	(5)	(36)	(41)
Interest on federal funds sold	—	5	5

Total interest income	(1,046)	(22)	(1,068)

Interest on interest-bearing demand and savings deposits	(287)	20	(267)
Interest on time deposits	(2,691)	48	(2,643)
Interest on federal funds purchased	—	12	12
Interest on Federal Home Loan Bank advances	6	24	30
Interest on note payable	2	(4)	(2)
Interest on securities sold under repurchase agreements	15	(11)	4
Interest on company guaranteed trust preferred securities	(13)	—	(13)

Total interest expense	(2,968)	89	(2,879)

Net interest income	$1,922	$(111)	$1,811

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

At December 31, 2010, our cumulative one year interest rate sensitivity gap ratio was 66%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2010, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$455	$—	$—	$—	$455
Federal funds sold	730	—	—	—	730
Securities available for sale	50	—	—	36,962	37,012
Restricted equity securities	1,025	—	—	—	1,025
Loans(1)	81,120	23,949	97,550	3,379	205,998

	83,380	23,949	97,550	40,341	245,220

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	34,666	—	—	—	34,666
Certificates, less than $100,000	20,001	35,346	47,625	—	102,972
Certificates, $100,000 and over	16,514	51,035	45,471	—	113,020
Note payable	—	275	—	—	275
Federal Home Loan Bank advances	—	5,500	—	—	5,500
Company guaranteed trust preferred securities	—	—	—	3,403	3,403

	71,181	92,156	93,096	3,403	259,836

Interest rate sensitivity gap	$12,199	$(68,207)	$4,454	$36,938

Cumulative interest rate sensitivity gap	$12,199	$(56,008)	$(51,554)	$(14,616)

Interest rate sensitivity gap ratio	1.17	0.26	1.05

Cumulative interest rate sensitivity gap ratio	1.17	0.66	0.80	0.94

(1)	Excludes nonaccrual loans of $29.5 million.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category because these deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 51% of the loan portfolio is comprised of loans that mature or reprice within one year.

SECURITIES PORTFOLIO

Types of Securities

The carrying values of securities at the dates indicated are summarized as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
U.S. Government and federal agencies (includes U.S. Treasury securities)	$34,127	$51,548
State and municipal securities	2,208	—
Other securities, including equity securities(1)	1,703	1,851

	$38,038	$53,399

(1)	For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

Maturities

The amounts of debt securities in each category as of December 31, 2010 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) greater than ten years.

	U.S. Government and Federal Agencies (Includes U.S. Treasury Securities)		State and Municipal Securities		Other Securities
	Amount	Yield (1)	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
After one through five years	$—	—%	$—	—%	$—	—%
After five through ten years	—	—	980	2.94	525	9.50
Greater than ten years	34,127	3.49	1,228	3.86	103	3.59

	$34,127	3.49%	$2,208	3.45%	$628	8.53%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOAN PORTFOLIO

Types of Loans

The amount of total loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
	2010	2009
	(Dollars in Thousands)
Unsecured	$883	$1,073
Cash value	4,825	5,391
Residential real estate	38,448	36,964
Commercial real estate	186,282	189,191
Business assets	3,386	6,278
Vehicles	2,586	2,973
Other	106	109

	$236,516	$241,979

The following is a category detail of our allowance percentage and reserve balance by loan type at December 31, 2010 and December 31, 2009:

Loan Group Description	December 31, 2010 Calculated Reserves	December 31, 2010 Reserve %	December 31, 2009 Calculated Reserves	December 31, 2009 Reserve %
Unsecured	$63,020	7.14%	$121,061	12.31%
Cash value	5,210	0.11%	68,835	1.28%
Residential real estate	2,258,833	5.88%	2,945,465	7.35%
Commercial real estate	2,234,925	1.20%	2,821,151	1.48%
Business assets	316,844	9.36%	483,536	7.60%
Vehicles	141,759	5.48%	209,172	7.02%
Other	5	—%	41	0.04%
Unallocated	203,168	—%	—	—%

Total allowance for loan loss	$5,223,764	2.21%	$6,649,261	2.76%

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2010 are shown in the following table according to maturity classifications (1) one year or less (2) after one through five years and (3) after five years.

Dollars in Thousands
Commercial
One year or less	$6,214
After one through five years	1,810
After five years	2

$8,026

Construction
One year or less	$16,986
After one through five years	4,340
After five years	1

$21,327

Other
One year or less	$107,625
After one through five years	97,091
After five years	2,447

$207,163

$236,516

The following table summarizes loans at December 31, 2010 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

Dollars in Thousands
Predetermined interest rates	$53,715
Floating or adjustable interest rates	51,976

$105,691

Risk Elements

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2010	2009
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$29,547	$22,511
Installment loans and term loans contractually past due ninety days or more as to interest or principal payments and still accruing	619	2
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	19,807	13,777

Loans accruing about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (excludes nonaccrual)	20,855	15,743

A loan is placed on nonaccrual status when, in the opinion of management, the collection of interest income is considered doubtful. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The reduction in interest income associated with nonaccrual loans as of December 31, 2010 is as follows:

Interest income that would have been recorded on nonaccrual loans under original terms	$1,878,357

Interest income that was recorded on nonaccrual loans	$407,877

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

	December 31,
	2010	2009
	(Dollars in Thousands)
Average balance of loans outstanding	$242,979	$237,297

Balance of allowance for loan losses at beginning of year	$6,649	$4,369

Charge-offs:
Installment	(80)	(199)
Commercial	(11)	(659)
Real estate	(2,074)	(6,497)

	(2,165)	(7,355)

Recoveries:
Installment	29	58
Commercial	44	6
Real estate	197	41

	270	105

Net charge-offs	(1,895)	(7,250)

Addition to allowance charged to operating expenses	470	9,530

Balance of allowance for loan losses	$5,224	$6,649

Ratio of net loan charge-offs to average loans	0.78%	3.05%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the year indicated is presented below.

	Years Ended December 31,
	2010		2009
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$28,327	—%	$28,607	—%
Interest-bearing demand and savings	35,999	1.05	34,942	1.85
Time deposits	219,120	3.12	218,022	4.35

Total	$283,446	2.83	$281,571	4.00

The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2010 for the periods indicated.

(Dollars in Thousands)
Three months or less	$16,514
Over three through twelve months	51,035
Over twelve months	45,471

Total	$113,020

RETURN ON EQUITY AND ASSETS

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2010	2009
Return on assets (1)	0.01%	(3.33)%
Return on equity (2)	0.37	(59.31)
Dividend payout (3)	—	—
Equity to assets (4)	3.11	5.62

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average equity.
(3)	Dividends declared per share of common stock divided by basic loss per share.
(4)	Average equity divided by average total assets.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Operations—December 31, 2010 and 2009

Consolidated Statements of Comprehensive Loss—December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity—December 31, 2010 and 2009

Consolidated Statements of Cash Flows—December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet—December 31, 2010

Consolidating Statement of Operations—December 31, 2010

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

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

(1) Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2010, together with the related notes and the report of the independent registered public accounting firm, of Nichols Cauley & Associates, LLC.

(2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2011.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ George G. Andrews
GEORGE G. ANDREWS, PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Andrews and William Thomas, and each of them, his or her attorney-in-fact, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 15, 2011.

Signature	Title

/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Dr. Gloria Campbell-D’Hue
Dr. Gloria Campbell-D’Hue	Director

/s/ Charles W. Harrison
Charles W. Harrison	Director

/s/ Robert A. Holmes
Robert A. Holmes	Director

/s/ Moses M. Jones
Moses M. Jones	Director

/s/ Marian S. Jordan
Marian S. Jordan	Director

[REMAINING SIGNATURES ON NEXT PAGE]

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Chairman

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Shelby Wilkes
Shelby Wilkes	Director

/s/ Tarlee W. Brown
Tarlee W. Brown	Director

/s/ John T. Harper
John T. Harper	Director

/s/ Pratape Singh
Pratape Singh	Director

/s/ Tatina Brooks
Tatina Brooks	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2008 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2008 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2008 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

10.1	Capitol City Bancshares, Inc. Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements.

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.