Form 10-Q
period 2011-03-31
CAPITOL CITY BANCSHARES INC
filed 2011-05-16
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2011; 9,809,056; $1.00 par value.

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31,
	(unaudited)	2010
Assets

Cash and due from banks	$6,588,742	$5,345,394
Interest-bearing deposits at other financial institutions	456,539	454,968
Federal funds sold	6,315,000	730,000
Securities available for sale	41,099,111	37,012,468
Restricted equity securities, at cost	1,025,300	1,025,300

Loans, net of unearned income	233,805,685	235,545,772
Less allowance for loan losses	5,292,037	5,223,764

Loans, net	228,513,648	230,322,008

Premises and equipment, net	9,366,064	9,501,807
Foreclosed real estate	9,467,763	8,917,239
Other assets	2,150,372	1,999,543

Total assets	$304,982,539	$295,308,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$28,275,102	$24,624,361
Interest-bearing	256,593,275	250,657,934

Total deposits	284,868,377	275,282,295
Federal funds purchased	—	—
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Securities sold under repurchase agreements	—	—
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,525,287	1,606,277

Total liabilities	295,571,914	286,066,822

Stockholders’ equity
Series A cumulative, non voting preferred stock, par value $100, 5,000,000 shares authorized; 16,078 shares issued and outstanding	1,607,800	1,607,800
Common stock, par value $1.00; 80,000,000 shares authorized; 9,809,056 and 9,777,656 shares issued and outstanding, respectively	9,809,056	9,777,656
Surplus	122,430	75,330
Accumulated deficit	(1,750,015)	(1,785,317)
Accumulated other comprehensive loss	(378,646)	(433,564)

Total stockholders’ equity	9,410,625	9,241,905

Total liabilities and stockholders’ equity	$304,982,539	$295,308,727

See Notes to Condensed Consolidated Financial Statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$3,452,767	$3,955,704
Deposits in banks	615	3
Securities	219,065	318,717
Federal funds sold	1,654	46

Total interest income	3,674,101	4,274,470

Interest expense:
Deposits	1,456,316	1,992,311
Other borrowings	44,172	94,977

Total interest expense	1,500,488	2,087,288

Net interest income	2,173,613	2,187,182
Provision for loan losses	205,000	—

Net interest income after provision for loan losses	1,968,613	2,187,182

Other income:
Service charges on deposit accounts	340,740	341,629
Other fees and commissions	23,353	19,237
Gains on sales of foreclosed real estate	—	15,319
Other operating income	118,854	106,773

Total other income	482,947	482,958

Other expenses:
Salaries and employee benefits	913,976	971,884
Occupancy and equipment expenses, net	322,119	290,538
Other operating expenses	1,130,163	1,286,975

Total other expenses	2,366,258	2,549,397

Income before income taxes	85,302	120,743

Income tax expense	—	—

Net income	85,302	120,743

Preferred stock dividends	50,000	—

Net income available to common shareholders	35,302	120,743

Other comprehensive income
Unrealized gains on securities available for sale arising during period, net of tax	54,918	102,527

Reclassification adjustment for realized gains on securities available for sale arising during period, net of tax	—	—

Comprehensive income	$90,220	$223,270

Basic earnings per common share	$—	$0.01

Diluted earnings per common share	$—	$0.01

See Notes to Condensed Consolidated Financial Statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED March 31, 2011 AND 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$85,302	$120,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	228,062	376,732
Provision for loan losses	205,000	—
Other-than-temporary impairment of securities	—	97,500
Gain on sale of foreclosed real estate	—	(15,319)
Capitalized costs on foreclosed real estate	—	(3,878)
Writedowns of foreclosed real estate	—	70,600
Increase in proceeds receivable from sales of foreclosed real estate	—	(1,128,016)
Net other operating activities	(281,819)	(765,007)

Net cash provided by (used in) operating activities	236,545	(1,246,645)

INVESTING ACTIVITIES
Purchases of securities available for sale	(5,147,408)	—
Proceeds from maturities of securities available for sale	1,023,364	4,619,249
Net increase in interest-bearing deposits	(1,571)	(25,423)
Net increase in federal funds sold	(5,585,000)	—
Net (increase) decrease in loans	1,052,836	(1,107,876)
Purchase of premises and equipment	—	(8,188)

Net cash provided by (used in) investing activities	(8,657,779)	3,477,762

FINANCING ACTIVITIES
Net increase in deposits	9,586,082	1,778,931
Net decrease in securities sold under repurchase agreements	—	(2,439,663)
Net decrease in federal funds purchased	—	(2,795,000)
Proceeds from issuance of common stock	78,500	75,150

Net cash provided by (used in) financing activities	9,664,582	(3,380,582)

Net increase (decrease) in cash and due from banks	1,243,348	(1,149,465)

Cash and due from banks, beginning of period	5,345,394	7,647,982

Cash and due from banks, end of period	$6,588,742	$6,498,517

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,618,139	$2,496,520

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$550,524	$1,598,197
Financed sales of foreclosed real estate	$—	$930,738

See Notes to Condensed Consolidated Financial Statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after March 31, 2011, but prior to May 13, 2011, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits at other financial institutions, federal funds sold, Federal Home Loan Bank advances, deposits and securities sold under repurchase agreements are reported net.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general components cover unimpaired loans and are based on historical loss experience adjusted for qualitative factors, such as the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Unsecured loans – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

Cash value loans – Loans in this segment are fully secured by cash or cash equivalents.

Residential real estate loans – Loans in this segment include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rate will have an effect on the credit quality in the segment.

Commercial real estate loans – Loans in this segment includes all mortgages and other liens on commercial real estate. The underlying cash flows generated by the properties are adversely impacted by a downtown in the economy as evidences by increased vacancy rates, which in turn will have an effect on the credit quality in this segment.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Business assets loans – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory and accounts receivable. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending will have an effect on the credit quality in this segment.

Vehicle loans – Loans in this segment are made to individuals and are secured by motor vehicles. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rate will have an effect on the credit quality in the segment.

Other loans – Loans in this segment are generally secured consumer loans, but include all loans that do not belong in one of the other segments. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rate will have an effect on the credit quality in the segment.

Income Taxes (Benefits)

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). This guidance sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Benefits) (Continued)

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Bank had no uncertain tax positions at March 31, 2011. Further, all years subsequent to 2007 remain subject to evaluation.

NOTE 3.	REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

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

Going Concern Considerations

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the capital necessary to sustain profitable operations, implementing a management plan to develop a profitable operation, overcoming and satisfying the requirements of the regulatory order described above, and lowering the level of problem assets to an acceptable level.

In this regard, management has developed a capital plan, which includes, but is not limited to: (1) actively working to reduce assets as well as the overall concentrations in acquisition, development, and construction lending and commercial real estate lending, (2) reducing adversely classified assets, (3) maintaining a Tier 1 leverage capital ratio of not less than 8%, (4) maintaining a total risk-based capital ratio of not less than 10%, (5) maintaining an adequate allowance for loan losses, (6) actively working to improve its liquidity while reducing its reliance on wholesale deposit funding and increasing core deposit levels, and (7) continuing to sell the Company’s common stock through the secondary offering.

The continuing level of problem loans as of the quarter ended March 31, 2011 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2011 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department. The events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. Government sponsored enterprises (GSEs)	$554,608	$2,495	$—	$557,103
State, county, and municipal securities	2,352,450	—	(119,434)	2,233,016
Mortgage-backed securities GSE residential	37,892,824	92,465	(354,172)	37,631,117
Trust preferred securities	627,875	—	—	627,875

Total debt securities	41,427,757	94,960	(473,606)	41,049,111
Equity securities	50,000	—	—	50,000

Total securities	$41,477,757	$94,960	$(473,606)	$41,099,111

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U.S. Government sponsored enterprises (GSEs)	$582,112	$1,579	$—	$583,691
State, county, and municipal securities	2,353,058	—	(145,326)	2,207,732
Mortgage-backed securities GSE residential	33,832,986	88,554	(378,370)	33,543,170
Trust preferred securities	627,875	—	—	627,875

Total debt securities	37,396,031	90,133	(523,696)	36,962,468
Equity securities	50,000	—	—	50,000

Total securities	$37,446,031	$90,133	$(523,696)	$37,012,468

The amortized cost and fair value of debt securities as of March 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due from five to ten years	$1,552,133	$1,509,857
Due after ten years	1,982,800	1,908,137
Mortgage-backed securities	37,892,824	37,631,117

	$41,427,757	$41,049,111

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	SECURITIES (Continued)

Securities with a carrying value of $16,885,063 and $18,790,667 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Mortgage-backed GSE residential	$25,437,021	$(354,172)	$—	$—	$(354,172)
State and municipal	2,233,016	(119,434)	—	—	(119,434)

	$27,670,037	$(473,606)	$—	$—	$(473,606)

December 31, 2010:
Mortgage-backed GSE residential	$24,689,777	$(378,370)	$—	$—	$(378,370)
State and municipal	2,207,732	(145,326)	—	—	(145,326)

	$26,897,509	$(523,696)	$—	$—	$(523,696)

GSE residential mortgage-backed securities. There were unrealized losses on sixteen GSE mortgage-backed securities resulting from temporary changes in the interest rate market. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

State and municipal securities. There were unrealized losses on five state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investment to be other-than-temporarily impaired at March 31, 2011.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on its investment in a trust preferred security. As of December 31, 2010, the value of the trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the declines in its underlying collateral. The security has a new cost basis of approximately $524,875.

NOTE 5.	LOANS

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments. A portfolio segment is defined as the level at which the entity develops and documents a systematic method for determining its allowance for loan losses. There are seven loan portfolio segments that include unsecured, cash value, residential real estate, commercial real estate, business assets, vehicles, and other.

Unsecured

Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of March 31, 2011 were 0.4% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	LOANS (Continued)

Cash Value

These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of March 31, 2011 were 2.2% of the total loan portfolio.

Residential Real Estate

These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of March 31, 2011 were 17% of the total loan portfolio.

Commercial Real Estate

The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of March 31, 2011 were 77.9% of the total loan portfolio.

Business Assets

Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of March 31, 2011 were 1.4% of the total loan portfolio.

Vehicles

Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of March 31, 2011 were 1% of the total loan portfolio.

Other

Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of March 31, 2011 were less than 0.1% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	LOANS (Continued)

The allowance for loan losses for the three months ended March 31, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(14,872)	—	(32,498)	(92,438)	—	(8,056)	—	—	(147,864)
Recoveries	3,986	—	—	5,976	1,175	—	—	—	11,137
Provision	53,887	9,052	(396,368)	662,175	10,766	(1,542)	—	(132,970)	205,000

Ending balance	$106,021	$14,262	$1,829,967	$2,810,638	$328,785	$132,161	$5	$70,198	$5,292,037

Ending balance - individually evaluated for impairment	$49,867	$—	$329,197	$791,528	$200,015	$79,612	$—	$—	$1,450,219

Loans:
Ending balance (1)	$926,926	$5,080,850	$39,994,058	$182,718,582	$3,474,344	$2,363,273	$106,066	$—	$234,664,099

Ending balance - individually evaluated for impairment	$83,744	$622,851	$17,564,036	$32,929,702	$2,151,222	$101,624	$—	$—	$53,453,179

(1)	Loans balances presented are gross of unearned loan fees of $858,414.

Impaired loans as of March 31, 2011, by portfolio segment, are as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Unsecured	$28,402	$28,402	$—	$52,424
Cash value	622,851	622,851	—	311,426
Residential real estate	15,086,878	15,086,878	—	16,237,434
Commercial real estate	27,938,692	27,938,692	—	25,000,384
Business assets	1,732,972	1,732,972	—	1,703,152
Vehicles	13,012	13,012	—	46,855
Other	—	—	—	—
With a related allowance recorded:
Unsecured	55,342	55,342	49,867	31,349
Cash value	—	—	—	—
Residential real estate	2,477,158	2,477,158	329,197	1,898,518
Commercial real estate	4,991,010	4,991,010	791,528	6,179,760
Business assets	418,250	418,250	200,015	342,626
Vehicles	88,612	88,612	79,612	123,430
Other	—	—	—	—
Total:
Unsecured	83,744	83,744	49,867	83,772
Cash value	622,851	622,851	—	311,426
Residential real estate	17,564,036	17,564,036	329,197	18,135,952
Commercial real estate	32,929,702	32,929,702	791,528	31,180,145
Business assets	2,151,222	2,151,222	200,015	2,045,778
Vehicles	101,624	101,624	79,612	170,285
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	LOANS (Continued)

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of March 31, 2011:

	Current	30-89 Days	Greater Than 90 Days	Total Accruing Past Due	Non-Accrual	Total Financing Receivables

Unsecured	$785,373	$28,561	$5,511	$34,072	$107,481	$926,926
Cash value	5,078,178	—	—	—	2,672	5,080,850
Residential real estate	28,414,570	1,263,761	—	1,263,761	10,315,727	39,994,058
Commercial real estate	154,060,908	10,018,293	—	10,018,293	18,639,381	182,718,582
Business assets	2,265,156	322,202	83,486	405,688	803,500	3,474,344
Vehicles	1,855,862	230,647	—	230,647	276,764	2,363,273
Other	106,066	—	—	—	—	106,066

	$192,566,113	$11,863,464	$88,997	$11,952,461	$30,145,525	$234,664,099

The Company uses an eight-grade internal loan rating system for its loan portfolio as follows:

Grade 1 - Prime (Excellent)

Loans to borrowers with unquestionable financial strength and a solid earning history. This category includes national, international, regional, local entities, and individuals with commensurate capitalization, profitability, income, or ready access to capital markets as well as loans collateralized by cash equivalents. These loans are considered substantially risk free.

Grade 2 - Good (Superior)

Loans which exhibit a strong earnings record, and liquidity and leverage ratios that compare favorably with the industry. There are excellent prospects for continued growth. This category also includes those loans secured within margins with marketable collateral. Limited risk. The elements for risk for these borrowers are slightly greater than those associated with risk grade Prime.

Grade 3 - Acceptable (Average)

Loans to borrowers with a satisfactory financial condition, liquidity, and earnings history which indications that the trend will continue. Working capital is considered adequate and income is sufficient to repay debt as scheduled. Handles normal credit needs in a satisfactory manner.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	LOANS (Continued)

Grade 4 - Fair (Watch)

Loans to borrowers which may show at least one of the following: start-up operation or venture capital, financial condition, adverse events which have not yet become trends such as sporadic profitability, occasional overdrafts, instances of slow pay, documentation deficiencies. Borrower may also exhibit substantial grantor support. Debt is being handled as agreed, and the primary source of repayment remains available. Circumstances may warrant more than normal monitoring, but are not serious enough to warrant criticism of classification.

Grade 5 - Special Mention

Loans with potential weaknesses which may, if not checked and corrected, would weaken the assets or inadequately protect the Bank’s credit position at some future date. These loans may require resolution of specific pending events before the associated risk can be adequately evaluated. These are criticized loans.

Grade 6 - Substandard

Loans, which are inadequately protected by the net worth and cash flow capacity of the borrower or the collateral pledged. The credit risk in this situation relates to the possibility of some loss of principal or interest if the deficiencies are not corrected. These loans are considered classified.

Grade 7 - Doubtful

Loans, which are inadequately protected by the net worth of the borrower or the collateral pledged and repayment in full is improbable on the basis of existing facts, values and conditions. The possibility of loss is high, but because of certain important and reasonable specific pending factors, which may work to the advantage and strengthening of the facility, its classification as an estimated loss is deferred until its more exact status may be determined. These loans are considered classified, as value is impaired. A full or partial reserve is warranted.

Grade 8 - Loss

Loans, which are considered uncollectible and continuance as an unacceptable asset are not warranted. These loans are considered classified and are either charged off or fully reserved against.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	LOANS (Continued)

The following table presents the Company’s loans by risk rating, before unearned loan fees, at March 31, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$42,794	$—	$—	$—	$—	$—	$42,794
Grade 2 (Superior)	20,669	70,287	—	368,205	—	29,193	—	488,354
Grade 3 (Acceptable-Average)	564,042	4,072,946	14,075,976	130,339,334	849,841	1,583,598	—	151,485,737
Grade 4 - Fair (Watch)	34,410	82,834	2,306,180	9,125,637	369,641	343,708	106,066	12,368,476
Grade 5 - (Special Mention)	24,720	191,137	2,558,209	6,203,039	—	36,202	—	9,013,307
Grade 6 (Substandard)	283,085	620,852	20,474,209	36,519,276	2,254,862	365,102	—	60,517,386
Grade 7 (Doubtful)	—	—	579,484	—	—	5,470	—	584,954
Grade 8 (Loss)	—	—	—	163,091	—	—	—	163,091

	$926,926	$5,080,850	$39,994,058	$182,718,582	$3,474,344	$2,363,273	$106,066	$234,664,099

NOTE 6.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Net income available to common shareholders	$35,302	$120,743

Weighted average common shares outstanding	9,794,472	9,685,572
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	111,482	46,467

Total weighted average common shares and common stock equivalents outstanding	9,905,954	9,732,039

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.	EARNINGS PER COMMON SHARE (Continued)

Weighted average shares outstanding for the three months ended March 31, 2010 have been adjusted for a four for one stock split in the form of a 100% stock dividend declared and paid on June 22, 2010.

NOTE 7.	STOCK BASED COMPENSATION

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

At December 31, 2010, all outstanding options were fully vested and there were no options granted during the three months ended March 31, 2011. Therefore, there was no compensation cost related to share-based payments for three months ended March 31, 2011.

The following table represents stock option activity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Options outstanding beginning of period	178,656	$0.94
Options exercised	—	—
Options forfeited	—	—

Options outstanding end of period	178,656	0.94	1.7 Yrs

Outstanding exercisable end of period	178,656	0.94	1.7 Yrs

The option price for all options outstanding and exercisable at March 31, 2011 was $0.94.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7.	STOCK BASED COMPENSATION (Continued)

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at March 31, 2011. At March 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

NOTE 8.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

NOTE 9.	FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash, Due From Banks, Interest-Bearing Deposits at Other Financial Institutions, and Federal Funds Sold: The carrying amounts of cash, due from banks, and interest-bearing deposits at other financial institutions approximates fair value.

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

Federal Home Loan Bank (“FHLB”) advances and other borrowings: Fair values of fixed rate FHLB advances and other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values of variable rate FHLB advances and other borrowings approximate fair value.

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

Assets Measured at Fair Value on a Recurring Basis: Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Securities available for sale	$—	$41,099,111	$—	$41,099,111

Total assets at fair value	$—	$41,099,111	$—	$41,099,111

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Securities available for sale	$—	$37,012,468	$—	$37,012,468

Total assets at fair value	$—	$37,012,468	$—	$37,012,468

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans	$—	$—	$7,447,289	$(1,444,174)
Foreclosed real estate	—	—	—	—

Total	$—	$—	$7,447,289	$(1,444,174)

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Impaired loans	$—	$—	$19,201,393	$(6,424,524)
Foreclosed real estate	—	—	1,175,349	(271,788)

Total	$—	$—	$20,376,742	$(6,696,312)

At March 31, 2011, in accordance with the provisions of the loan impairment guidance, individual loans with a carrying value of $8,891,463 were written down to fair value of $7,447,289, resulting in an impairment charge of $1,444,174. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits at other financial institutions, and federal funds sold	$13,360,281	$13,360,281	$6,530,362	$6,530,362
Securities	42,124,411	42,124,411	38,037,768	38,037,768
Loans, net	228,513,648	228,466,648	230,322,008	233,696,460
Accrued interest receivable	1,153,458	1,153,458	1,124,611	1,124,611

Financial liabilities:
Deposits	284,868,377	288,272,377	275,282,295	277,390,698
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,486,000	5,500,000	5,521,875
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	881,717	881,717	999,367	999,367

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU 2011-01 temporarily delays the effective date of troubled debt restructuring disclosures required by ASU 2010-20 for public companies. The disclosures regarding troubled debt restructurings will be effective for interim and annual periods ending after June 15, 2011. ASU No. 2011-01 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU 2011-02 provides additional clarification for creditors in evaluating whether or not a debt restructuring involves a concession and whether a debtor is experiencing financial difficulties, both of which are the basis for determining whether a restructuring constitutes a troubled debt restructuring. The amendments will be effective for the first interim or annual period beginning on or after June 15, 2011. ASU 2011-02 also requires disclosure of those items deferred in ASU 2011-01 for interim and annual periods beginning on or after June 15, 2011. ASU No. 2011-02 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

NOTE 11.	SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $10 per share. The offering will terminate on May 8, 2011 or when all 1,500,000 shares of common stock are sold, whichever occurs first. The Company has sold 235,437 shares through the secondary stock offering.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11.	SECONDARY STOCK OFFERING (Continued)

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

On November 17, 2010, The Company filed Prospectus Supplement No. 7 to the prospectus dated May 8, 2008 discussed above. This filing is necessary as part of the ongoing offering.

NOTE 12.	FEDERAL HOME LOAN BANK ADVANCES

During the first quarter of 2011, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are variable rate and mature on various dates between April 1, 2011 and August 3, 2011.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13.	STOCK SPLIT

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

Allowance for loan losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the section “Allowance for loan losses” for a more detailed description of the methodology.

Deferred income taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2011, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011.

FINANCIAL CONDITION

Total assets increased during the first three months of 2011 by $9.7 million from $295.3 million to $305 million, or 3.28%. The increase was largely due to an increase in securities of $4.1 million, a net increase in cash of $1.2 million, net decreases in loans of $1.7 million, net increases in other assets of $151,000, net increases in other real estate owned of $551,000 and increases in federal funds sold of $5.6 million. The loan to deposit ratio at March 31, 2011 was 82% compared to 86% at December 31, 2010.

Stockholders’ equity increased by $169,000 for the three months ended March 31, 2011. This net increase consisted of net income of $85,000, proceeds from issuance of common stock of $78,500, dividends declared on preferred stock of $50,000, and net increases in accumulated other comprehensive income of $55,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $39,702,000 at March 31, 2011, representing an increase of $618,000 (1.6%) from December 31, 2010. This increase is attributable to increases of $598,000 in nonaccrual loans, and $551,000 in foreclosed real estate, offset by a decrease of $531,000 in accruing loans past due over 90 days. Total nonperforming assets were 16.98% of total loans at March 31, 2011, compared to 16.59% at December 31, 2010. Nonperforming assets represented 13.02% of total assets at March 31, 2011, compared to 13.23% of total assets at December 31, 2010. Nonaccrual loans represented 12.89% of total loans outstanding at March 31, 2011, compared to 12.54% of total loans outstanding at December 31, 2010. There were no related party loans which were considered to be nonperforming at March 31, 2011.

At March 31, 2011, the Company had loan concentrations in real estate totaling $222,713,000 or 94.9% of total loans, excluding loan fees. Commercial and industrial loans of $9,264,000 made up 3.9% of total loans. The remaining $2,687,000, or 1.2%, of total loans, excluding loan fees, consisted of consumer and other loans.

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

At March 31, 2011, the Bank’s liquidity ratio of 11.47% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. Also, at March 31, 2011, the Company had the ability to borrow up to $5.0 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10.0 million and borrowing capacity through the Federal Reserve Discount Window of $2.6 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by the regulators, that, if undertaken, could have a direct material effect on the consolidated financial statements. At March 31, 2011, the Bank was considered under capitalized based on an agreement with its primary regulatory agency. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2011 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	4.31%	4.48%	4.00%
Risk-Based Capital Ratios
Core Capital	5.04%	5.23%	4.00%
Total Capital	6.30%	6.49%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2011 are as follows:

March 31, 2011
Commitments to extend credit	$3,966,000
Financial standby letters of credit	650,000
Other standby letters of credit	400,000

$5,016,000

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Net Interest Income. Net interest income decreased by $14,000 for the three month period ended March 31, 2011, compared to the same period in 2010. The overall decrease in net interest income for the three month period is primarily attributable to increased nonaccrual loans and the corresponding reduction in interest income. The rate paid on interest-bearing liabilities decreased from 3.06% to 2.30%, or 76 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. The net yield on interest-earning assets increased to 3.52% at March 31, 2011 as compared to 3.16% at March 31, 2010 and 3.02% for the entire year ended December 31, 2010.

The yield on interest-earning assets decreased from 6.18% to 5.95%, or 23 basis points, from March 31, 2010 to March 31, 2011.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Average Balance	Income/ Expense	Yields/ Rates(2)	Average Balance	Income/ Expense	Yields/ Rates(2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income(4)	$204,954	$3,453	6.83%	$230,044	$3,956	6.97%
Securities	38,890	219	2.28	50,241	318	2.57
Interest-bearing deposits	455	1	0.55	18	—	0.07
Federal funds sold(3)	6,152	2	0.11	4	—	4.48

Total interest-earning assets(1)	$250,451	$3,675	5.95	$280,307	$4,274	6.18

Interest-bearing liabilities:
Demand and savings deposits	$34,621	$83	0.97	$36,124	$106	1.19
Time deposits	220,265	1,374	2.53	219,221	1,886	3.49

Total deposits	254,886	1,457	2.32	255,345	1,992	3.16

Other short-term borrowings	5,775	12	0.87	17,482	65	1.51
Long-term debt	3,403	32	3.79	3,403	30	3.58

Total interest-bearing liabilities	$264,064	1,501	2.30	$276,230	2,087	3.06

Net interest income/net interest spread		$2,174	3.65%		$2,187	3.12%

Net yield on earning assets			3.52%			3.16%

(1)	Average securities exclude average unrealized gains (losses) of $(491,000) and $688,000 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Annualized.
(3)	The March 31, 2010 yield is skewed due to the fact that the Bank had lower federal funds sold balances for only a short period in 2010.
(4)	Average loans exclude average nonaccrual loans of $30,776,000 and $13,626,000 for the three months ended March 31, 2011 and 2010, respectively.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $205,000 was made during the three month period ending March 31, 2011 as compared to a provision of $0 made during the three month period ending March 31, 2010. The allowance for loan loss as a percentage of total loans was 2.26%, 2.22%, and 2.71% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Total nonaccrual loans increased by $9,951,000, net charge-offs increased by $19,000, loans past due ninety days or more and still accruing decreased by $2,402,000, and restructured loans increased by $4,344,000 for the three months ended March 31, 2011 as compared to the same periods in 2010. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2011 is adequate to absorb any foreseeable losses in the loan portfolio.

At March 31, 2011 and 2010, nonaccrual, past due and restructured loans were as follows:

	March 31,
	2011	2010
	(Dollars in thousands)

Total nonaccruing loans	$30,145	$20,194
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	89	2,491
Restructured loans	20,213	15,869

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

The following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2011 and December 31, 2010:

Loan Group Description	March 31, 2011 Calculated Reserves	March 31, 2011 Reserve %	December 31, 2010 Calculated Reserves	December 31, 2010 Reserve %
Unsecured	$106,021	11.44%	$63,020	7.14%
Cash Value	14,262	0.28%	5,210	0.11%
Residential real estate	1,829,967	4.58%	2,258,833	5.88%
Commercial real estate	2,810,638	1.54%	2,234,925	1.20%
Business assets	328,785	9.46%	316,844	9.36%
Vehicles	132,161	5.59%	141,759	5.48%
Other	5	0.01%	5	0.00%
Unallocated	70,198		203,168

Total Allowance for Loan Loss	$5,292,037	2.26%	$5,223,764	2.21%

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2010	2010
	(Dollars in thousands)
Average amount of loans outstanding	$229,279	$243,670

Balance of allowance for loan losses at beginning of period	$5,224	$6,649

Loans charged off
Commercial	(3)	(7)
Real estate	(113)	(123)
Installment	(32)	(14)

	(148)	(144)

Loans recovered
Commercial	1	8
Real estate	5	15
Installment	5	3

	11	26

Net charge-offs	(137)	(118)

Additions to allowance charged to operating expense during period	205	—

Balance of allowance for loan losses at end of period	$5,292	$6,531

Ratio of net loans charged-off during the period to average loans outstanding	0.06%	0.05%

Other Income. Other income decreased by $11 for the three months ended March 31, 2011, respectively, compared to the same period in 2010. The most significant component of other income is service charges on deposit accounts which accounts for 70.6% and 70.7% of total other income for March 31, 2011 and 2010, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity.

Other Expenses. Other expenses decreased by $183,000 for the three months ended March 31, 2011, as compared to the same period in 2010. The decrease for the three month period mainly consists of decreases in salaries and employee benefits of $58,000 and other expenses of $157,000, offset by increases in occupancy and equipment expense of $32,000. The decrease in other operating expenses was largely due to decreases in expenses related to foreclosed real estate. At March 31, 2011, the number of full-time equivalent employees was 77 compared to 73 at March 31, 2010.

Income Tax Benefits. As of March 31, 2011, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended March 31, 2011.

Net Income. Net income decreased by $35,000 for the three months ended March 31, 2011, as compared to the same period in 2010. This decrease is largely the result of the increased provision for loan losses and decreased net interest income since the prior year.

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 15, 2011) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on March 31, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.
Date: May 16, 2011	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 16, 2011	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)