Form 10-Q
period 2011-06-30
CAPITOL CITY BANCSHARES INC
filed 2011-08-19
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicated by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011; 9,821,848; $1.00 par value

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and due from banks	$7,333,908	$5,345,394
Interest-bearing deposits at other financial institutions	577,192	454,968
Federal funds sold	4,130,000	730,000
Securities available for sale	40,896,523	37,012,468
Restricted equity securities, at cost	910,300	1,025,300

Loans, net of unearned income	230,425,845	235,545,772
Less allowance for loan losses	5,259,240	5,223,764

Loans, net	225,166,605	230,322,008

Premises and equipment, net	9,299,197	9,501,807
Foreclosed real estate	12,627,111	8,917,239
Other assets	1,960,773	1,999,543

Total assets	$302,901,609	$295,308,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$26,724,226	$24,624,361
Interest-bearing	255,084,032	250,657,934

Total deposits	281,808,258	275,282,295
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,591,550	1,606,277

Total liabilities	$292,578,058	$286,066,822

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Common stock, par value $1.00; 80,000,000 shares authorized; 9,821,848 and 9,777,656 shares issued and outstanding, respectively	9,821,848	9,777,656
Surplus	141,618	75,330
Stock sale receivable	(1930)	—
Retained deficit	(1,591,430)	(1,785,317)
Accumulated other comprehensive income (loss)	345,645	(433,564)

Total stockholders’ equity	10,323,551	9,241,905

Total liabilities and stockholders’ equity	$302,901,609	$295,308,727

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and six months ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest income:
Loans, including fees	$3,489,120	$3,312,875	$6,941,887	$7,268,579
Deposits in banks	79	23	694	26
Securities	258,059	311,814	477,124	630,531
Federal funds sold	998	315	2,652	361

Total interest income	3,748,256	3,625,027	7,422,357	7,899,497

Interest expense:
Deposits	1,415,594	1,856,432	2,871,910	3,848,743
Other borrowings	43,579	64,984	87,751	159,961

Total interest expense	1,459,173	1,921,416	2,959,661	4,008,704

Net interest income	2,289,083	1,703,611	4,462,696	3,890,793
Provision for loan losses	150,000	220,000	355,000	220,000

Net interest income after provision for loan losses	2,139,083	1,483,611	4,107,696	3,670,793

Other income:
Service charges on deposit accounts	300,949	361,150	641,689	702,779
Other fees and commissions	24,135	19,349	47,488	38,586
Gain on sales of available for sale securities, net	—	184,297	—	184,297
Gain on sales of foreclosed real estate	—	40,885	—	56,204
Other operating income	128,982	106,981	247,836	213,754

Total other income	454,066	712,662	937,013	1,195,620

Other expenses:
Salaries and employee benefits	903,443	851,974	1,817,419	1,823,858
Occupancy and equipment expenses, net	276,531	299,132	598,650	589,670
Other operating expenses	1,254,590	1,550,528	2,384,753	2,837,503

Total other expenses	2,434,564	2,701,634	4,800,822	5,251,031

Income (Loss) before income tax benefits	158,585	(505,361)	243,887	(384,618)

Income tax benefits	—	—	—	—

Net income (loss)	158,585	(505,361)	243,887	(384,618)

Preferred stock dividends	—	50,000	50,000	50,000

Net income (loss) available to common shareholders	$158,585	$(555,361)	$193,887	$(434,618)

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	724,291	21,134	779,209	123,661
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	—	(121,636)	—	(121,636)

Comprehensive income (loss)	$882,876	$(655,863)	$973,096	$(432,593)

Basic earnings (losses) per common share	$0.02	$(.06)	$0.02	$(0.04)

Diluted earnings (losses) per common share	$0.02	$(.06)	$0.02	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (Unaudited)

	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income (loss)	$243,887	$(384,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	380,655	701,683
Provision for loan losses	355,000	220,000
Net gain on sale of securities available for sale	—	(184,297)
Other-than-temporary impairment of securities	—	97,500
Gain on sale of foreclosed assets	—	(56,204)
Writedowns of foreclosed real estate	—	70,600
Decrease in income tax receivable	—	3,157,285
Net other operating activities	(25,957)	(155,886)

Net cash provided by operating activities	953,585	3,466,063

INVESTING ACTIVITIES
Purchases of securities available for sale	(5,147,408)	(16,927,508)
Proceeds from sales of securities available for sale	—	13,597,396
Proceeds from maturities of securities available for sale	1,864,517	7,265,581
Proceeds from sales of restricted equity securities	115,000	—
Net increase in interest-bearing deposits	(122,224)	(113,670)
Net increase in federal funds sold	(3,400,000)	(1,420,000)
Net (increase) decrease in loans	1,182,639	(2,118,619)
Capitalized costs on foreclosed real estate	(92,108)	(3,858)
Proceeds from sale of foreclosed real estate	—	42,710
Purchase of premises and equipment	—	(25,277)

Net cash provided by (used in) investing activities	(5,599,584)	296,755

FINANCING ACTIVITIES
Net increase in deposits	6,525,963	3,494,433
Net decrease in securities sold under repurchase agreements	—	(2,939,604)
Net decrease in federal funds purchased	—	(4,140,000)
Proceeds from issuance of common stock from secondary stock offering	108,550	134,650

Net cash provided by (used in) financing activities	6,634,513	(3,450,521)

Net increase in cash and due from banks	1,988,514	312,297

Cash and due from banks, beginning of period	5,345,394	7,647,982

Cash and due from banks, end of period	$7,333,908	$7,960,279

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,051,278	$4,516,458

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$3,617,764	$1,637,339
Financed sales of foreclosed real estate	$—	$1,505,991

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after June 30, 2011, but prior to August 15, 2011, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At June 30, 2011 and December 31, 2010, those restricted balances were $2,315,500.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Loans are identified as impaired through the Company’s internal loan review procedures and through the monitoring process of reviewing loans for appropriate risk rating assignment. A loan is considered impaired when it is probable, based on current information and events; the Company will be unable to collect all principal and

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest payments due in accordance with the contractual terms of the loan agreement. When current information and events exist that question whether the company will collect all contractual payments, a loan will be assessed for impairment. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

The general components cover unimpaired loans and are based on historical loss experience adjusted for qualitative factors, such as the various risk characteristics of each loan segment. Historical losses are evaluated based on gross charge offs for each loan grouping using a 24 month rolling average. The qualitative factors used in adjusting the historical loss ratio consist of two broad groups, external and internal factors. External factors include, but are not limited to: national and local economic conditions with an emphasis on unemployment rates, changes in the regulator climate, legal constraints, political action and competition. Internal factors considered are the lending policies and procedures, the nature and mix of the loan portfolio, the lending staff, credit concentrations, trends in loan analytics ( nonaccruals, past dues, charge off’s, etc.), changes in the value of underlying collateral and results of internal or external loan reviews. The pertinent data (the quantitative factors) are compiled and reviewed on a regular basis. As trends in the data or other changes are observed that indicate adjustments to the loss ratios are warranted, adjustments to the loss ratio are made through adjusting the ASC 450 factors.

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

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Bank had no uncertain tax positions at June 30, 2011. Further, all years subsequent to 2007 remain subject to evaluation.

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

The bank is in substantial compliance with the terms of the Order, specifically other material provisions have been addressed as follows:

i.	Prior to and since the Order, it has been and continues to be the primary focus of the board of directors and bank’s management to get the bank back on sound financial footing. The Board in general and each committee in particular are taking a more active role the affairs of the bank.

ii.	The new Chief Operating Officer, John Turner, has taken on the role and responsibility of enforcement and oversight for compliance with the Order. A quarterly report is submitted on the status of the bank’s compliance. Additionally, he had an immediate positive impact on the bank’s overall financial position with the implementation of a number of new fee based products, including a new merchant services program, and organizational cost controls. These actions will obviously have a positive impact on the bank’s bottom line.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

iii.	The committee established for oversight of compliance with the Order is the Compliance Committee, that committee is active and ongoing.

iv.	The Bank is currently below the requisite minimum capital ratios of Tier 1 capital at 8% of total assets and Total risk based capital at 10% of total risked based assets. The Bank continues to actively pursue those institutional investors that have made conditional commitments to us. Additionally, the Bank will continue to solicit on an ongoing basis investment from individuals. As these funds are infused our capital ratios will improved to the required levels. In the interim some progress is being made through our focus on the profitable operation of the bank.

v.	The Bank’s lending and collection policy has been updated. Additionally, procedures and guidelines have been implemented that strengthens the bank’s underwriting of loans, especially as relates to the bank’s loan concentrations in church and c-store loans. The Bank believes these improvements will also positively impact the credit quality of our portfolio as new loans are written and existing credits are reevaluated.

vi.	The Bank has eliminated from our books those loans classified as “loss” and 50% of those classified as “doubtful”. This information is reflected the bank’s 2010 financial statements. These charge-offs had a significant impact on our overall allowance for loan losses calculation. The Bank continues to evaluate the sufficiency of our allowance for loan losses based on our historical charge offs and related economic conditions.

vii.	The Bank recognizes that it continues to have a high concentration of church and c-store loans. Accordingly, the Bank prepares, on a quarterly basis, a risk analysis not only on those loans but on the entire loan portfolio of the bank. The report is presented to the board and submitted to the FDIC as part of the Order.

viii.	The Bank is no longer accepting brokered deposits. The Bank is making every effort to increase our core deposit base through enforcement of loan agreements and offering new and improved depository accounts. The Bank is accepting internet deposits.

ix.	It is the Bank’s practice to comply with all regulatory and accounting guidelines as relates to the ALLL’s and its adequacy. However, a formal and comprehensive policy is still in the developmental stages.

x.	The bank’s budget plan is being revised.

xi.	Progress reports are submitted to the Federal Deposit Insurance Corporation and Georgia Department of Banking and Finance on a quarterly basis.

Going Concern Considerations

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include and adjustment to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the capital necessary to sustain profitable operations, implement a management plan to develop a profitable operation, overcoming and satisfying the requirements of the regulatory order described above and lower the level of problem assets.

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

engaged external advisors and has pursued various capital enhancing transactions and strategies throughout the first six months of 2011. The continuing level of problem loans as of the quarter ended June 30, 2011 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of June 30, 2011 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

NOTE 4. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Government sponsored enterprises (GSEs)	$518,717	$2,659	$—	$521,376
State, county and municipals	2,351,884	20,590	(13,914)	2,358,560
Mortgage-backed securities GSE residential	37,002,402	391,630	(55,320)	37,338,712
Trust preferred securities	627,875	—	—	627,875

Total debt securities	40,500,878	414,879	(69,234)	40,846,523
Equity securities	50,000	—	—	50,000

Total securities	$40,550,878	$414,879	$(69,234)	$40,896,523

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Government sponsored enterprises (GSEs)	$582,112	$1,579	$—	$583,691
State, county and municipals	2,353,058	—	(145,326)	2,207,732
Mortgage-backed securities GSE residential	33,832,986	88,554	(378,370)	33,543,170
Trust preferred securities	627,875	—	—	627,875

Total debt securities	37,396,031	90,133	(523,696)	36,962,468
Equity securities	50,000	—	—	50,000

Total securities	$37,446,031	$90,133	$(523,696)	$37,012,468

The amortized cost and fair value of debt securities as of June 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Fair Value
Due from one to five years	$524,875	$524,875
Due from five to ten years	1,367,524	1,356,740
Due after ten years	1,606,077	1,626,196
Mortgage-backed securities	37,002,402	37,338,712

	$40,500,878	$40,846,523

Securities with a carrying value of $16,383,587 and $18,790,667 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Unrealized Losses
June 30, 2011
State, county and municipals	$540,776	$(13,914)	$—	$—	$(13,914)
Mortgage-backed securities GSE residential	8,277,861	(55,320)	—	—	(55,320)

Total securities	$8,818,637	$(69,234)	$—	$—	$(69,234)

December 31, 2010
State, county and municipals	$2,207,732	$(145,326)	$—	$—	$(145,326)
Mortgage-backed securities GSE residential	24,689,777	(378,370)	—	—	(378,370)

Total securities	$26,897,509	$(523,696)	$—	$—	$(523,696)

State, county and municipal securities. There were unrealized losses on two state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2011.

GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in five GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on its investment in a trust preferred security. As of December 31, 2009, the value of the trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the declines in its underlying collateral. The security has a new cost basis of approximately $524,875.

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of June 30, 2011 were 0.3% of the total loan portfolio.

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of June 30, 2011 were 2.0% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of June 30, 2011 were 16.3% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of June 30, 2011 were 79.3% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of June 30, 2011 were 1.0% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of June 30, 2011 were 1% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of June 30, 2011 were less than 0.1% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and six months ended June 30, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2011:
Beginning balance	$106,021	$14,262	$1,829,967	$2,810,638	$328,785	$132,161	$5	$70,198	$5,292,037
Charge-offs	(6,043)	—	(1,790)	(181,240)	—	(5,972)	—	—	(195,045)
Recoveries	2,909	—	—	6,683	1,481	1,175	—	—	12,248
Provision	(44,783)	1,385	264,833	(15,635)	(26,400)	(3,444)	(5)	(25,951)	150,000

Ending balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240

Allowance for loan losses:
For the six months ended June 30, 2011:
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(20,915)	—	(34,288)	(273,678)	—	(14,028)	—	—	(342,909)
Recoveries	6,895	—	—	12,659	2,656	1,175	—	—	23,385
Provision	9,104	10,437	(131,535)	646,540	(15,634)	(4,986)	(5)	(158,921)	355,000

Ending balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240

Ending balance – individually evaluated impairment	$573	$—	$1,011,572	$1,198,730	$197,089	$71,736	$—	$—	$2,479,700

Loans:
Ending balance (1)	$780,583	$4,704,932	$37,750,152	$183,593,077	$2,314,489	$2,265,230	$105,365	$—	$231,513,828

Ending balance – Loans individually evaluated for impairment	$49,662	$—	$17,325,001	$35,633,745	$852,986	$169,923	$—	$—	$54,031,317

(1)	Loan balances presented are gross of unearned loan fees of $1,087,983.

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2010, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$121,061	$68,835	$2,945,465	$2,821,151	$483,536	$209,172	$41	$—	$6,649,261
Charge-offs	(48,444)	(2,840)	(1,107,937)	(989,904)	—	(16,509)	—	—	(2,165,634)
Recoveries	30,594	—	11,184	195,909	32,450	—	—	—	270,137
Provision	(40,191)	(60,785)	410,121	207,769	(199,142)	(50,904)	(36)	203,168	470,000

Ending balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764

Ending balance – individually evaluated impairment	$4,535	$—	$638,268	$989,599	$255,338	$122,269	$—	$—	$2,010,009

Loans:
Ending balance (1)	$882,795	$4,824,758	$38,447,647	$186,281,923	$3,386,296	$2,585,997	$106,559	$—	$236,515,975

Ending balance – Loans individually evaluated for impairment	$83,801	$—	$18,707,869	$29,430,587	$1,940,334	$238,945	$—	$—	$50,401,536

(1)	Loan balances presented are gross of unearned loan fees of $970,203.

Impaired loans by portfolio segment are as follows:

	As of June 30, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$49,662	35,749	$13,913	$49,662	$573
Cash value	—	—	—	—	—
Residential real estate	18,190,715	12,904,637	4,420,364	17,325,001	1,011,572
Commercial real estate	37,853,322	22,903,843	12,729,902	35,633,745	1,198,730
Business assets	852,986	437,662	415,324	852,986	197,089
Vehicles	169,923	89,187	80,736	169,923	71,736
Other	—	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of December 31, 2010
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$83,801	76,446	$7,355	$83,801	$4,535
Cash value	—	—	—	—	—
Residential real estate	21,894,780	17,387,990	1,319,879	18,707,869	638,268
Commercial real estate	31,165,379	22,062,076	7,368,511	29,430,587	989,599
Business assets	1,971,023	1,673,333	267,001	1,940,334	255,338
Vehicles	264,991	80,697	158,248	238,945	122,269
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the six months ended June 30, 2011, by portfolio segment, is as follows:

	Three months ended June 30, 2011		Six months ended June 30, 2011		Year ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Unsecured	$66,703	$2,077	$72,402	$3,259	$72,556
Cash value	311,426	—	207,617	4,671	45,829
Residential real estate	17,444,654	79,376	17,865,725	125,531	16,564,446
Commercial real estate	34,281,724	51,256	32,664,678	128,122	25,613,162
Business assets	1,502,104	503	1,648,181	32,181	1,025,838
Vehicles	135,774	337	170,164	444	187,439
Other	—	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of June 30, 2011:

	Current	30-89 Days	Greater Than 90 Days Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$697,510	$22,240	$7,083	$29,323	$53,750	$780,583
Cash value	4,667,713	37,219	—	37,219	—	4,704,932
Residential real estate	23,116,561	4,153,328	25,000	4,178,328	10,455,263	37,750,152
Commercial real estate	152,099,430	15,575,708	270,629	15,846,337	15,647,310	183,593,077
Business assets	1,511,967	14,195	—	14,195	788,327	2,314,489
Vehicles	1,736,929	264,893	—	264,893	263,408	2,265,230
Other	105,365	—	—	—	—	105,365

	$183,935,475	$20,067,583	$302,712	$20,370,295	$27,208,058	$231,513,828

Following are the delinquent amounts, by portfolio segment, as of December 31, 2010:

	Current	30-89 Days	Greater Than 90 Days Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$748,934	$86,414	$—	$86,414	$47,447	$882,795
Cash value	4,790,927	33,831	—	33,831	—	4,824,758
Residential real estate	25,093,331	3,101,601	610,925	3,712,526	9,641,790	38,447,647
Commercial real estate	159,067,792	8,305,542	—	8,305,542	18,908,589	186,281,923
Business assets	2,181,829	571,309	—	571,309	633,158	3,386,296
Vehicles	2,174,963	86,212	8,970	95,182	315,852	2,585,997
Other	106,559	—	—	—	—	106,559

	$194,164,335	$12,184,909	$619,895	$12,804,804	$29,546,836	$236,515,975

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of June 30, 2011 two residential real estate loans totaling $994,949 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of June 30, 2011 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

The Company uses an eight-grade internal loan rating system for its loan portfolio as follows:

Grade 1 - Prime (Excellent) – Loans to borrowers with unquestionable financial strength and a solid earning history. This category includes national, international, regional, local entities, and individuals with commensurate capitalization, profitability, income, or ready access to capital markets as well as loans collateralized by cash equivalents. These loans are considered substantially risk free.

Grade 2 - Good (Superior) – Loans which exhibit a strong earnings record, and liquidity and leverage ratios that compare favorably with the industry. There are excellent prospects for continued growth. This category also includes those loans secured within margins with marketable collateral. Limited risk. The elements for risk for these borrowers are slightly greater than those associated with risk grade Prime.

Grade 3 - Acceptable (Average) – Loans to borrowers with a satisfactory financial condition, liquidity, and earnings history which indications that the trend will continue. Working capital is considered adequate and income is sufficient to repay debt as scheduled. Handles normal credit needs in a satisfactory manner.

Grade 4 - Fair (Watch) – Loans to borrowers which may show at least one of the following: start-up operation or venture capital, financial condition, adverse events which have not yet become trends such as sporadic profitability, occasional overdrafts, instances of slow pay, documentation deficiencies. Borrower may also exhibit substantial grantor support. Debt is being handled as agreed, and the primary source of repayment remains available. Circumstances may warrant more than normal monitoring, but are not serious enough to warrant criticism of classification.

Grade 5 - Special Mention – Loans with potential weaknesses which may, if not checked and corrected, would weaken the assets or inadequately protect the Bank’s credit position at some future date. These loans may require resolution of specific pending events before the associated risk can be adequately evaluated. These are criticized loans.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Grade 6 - Substandard – Loans, which are inadequately protected by the net worth and cash flow capacity of the borrower or the collateral pledged. The credit risk in this situation relates to the possibility of some loss of principal or interest if the deficiencies are not corrected. These loans are considered classified.

Grade 7 - Doubtful – Loans, which are inadequately protected by the net worth of the borrower or the collateral pledged and repayment in full is improbable on the basis of existing facts, values and conditions. The possibility of loss is high, but because of certain important and reasonable specific pending factors, which may work to the advantage and strengthening of the facility, its classification as an estimated loss is deferred until its more exact status may be determined. These loans are considered classified, as value is impaired. A full or partial reserve is warranted.

Grade 8 - Loss – Loans, which are considered uncollectible and continuance as an unacceptable asset are not warranted. These loans are considered classified and are either charged off or fully reserved against.

The following table presents the Company’s loans by risk rating, before unearned loan fees, at June 30, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$41,048	$—	$—	$—	$—	$—	$41,048
Grade 2 (Superior)	18,607	470	—	363,755	—	25,554	—	408,386
Grade 3 (Acceptable-Average)	483,204	4,394,669	12,099,979	128,588,195	732,532	1,544,937	—	147,843,516
Grade 4 - Fair (Watch)	34,370	79,514	2,003,230	9,084,706	616,392	277,873	105,365	12,201,450
Grade 5 (Special Mention)	24,227	189,231	2,906,057	6,288,504	—	28,793	—	9,436,812
Grade 6 (Substandard)	220,175	—	19,475,595	38,345,113	919,874	386,732	—	59,347,489
Grade 7 (Doubtful)	—	—	1,255,526	759,713	45,691	1,215	—	2,062,145
Grade 8 (Loss)	—	—	9,765	163,091	—	126	—	172,982

	$780,583	$4,704,932	$37,750,152	$183,593,077	$2,314,489	$2,265,230	$105,365	$231,513,828

The following table presents the Company’s loans by risk rating at December 31, 2010:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$44,674	$—	$—	$—	$—	$—	$44,674
Grade 2 (Superior)	22,945	70,500	—	371,277	—	42,733	—	507,455
Grade 3 (Acceptable-Average)	538,193	4,006,005	14,756,707	134,777,727	844,321	1,770,983	—	156,693,936
Grade 4 - Fair (Watch)	34,410	703,579	2,717,276	9,840,462	1,707,272	355,056	106,559	15,464,614
Grade 5 (Special Mention)	68,892	—	2,741,872	4,143,158	—	30,812	—	6,984,734
Grade 6 (Substandard)	218,355	—	17,787,787	36,936,982	834,703	381,283	—	56,159,110
Grade 7 (Doubtful)	—	—	444,005	—	—	5,130	—	449,135
Grade 8 (Loss)	—	—	—	212,317	—	—	—	212,317

	$882,795	$4,824,758	$38,447,647	$186,281,923	$3,386,296	$2,585,997	$106,559	$236,515,975

Each loan is assigned a risk rating at origination, and grades are continuously assessed as part of the bank’s loan grading system based on loan review results as well as internal evaluations. Grades are changed as necessary based on the most recent information and indications available for each loan.

NOTE 6. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders	$158,585	$(555,361)	$193,887	$(434,618)

Weighted average common shares outstanding	9,711,258	9,717,300	9,806,899	9,701,656
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	111,481	111,660	111,481	111,660

Average number of common shares outstanding used to calculate diluted earnings per common share	9,822,739	9,828,960	9,918,380	9,813,316

Weighted average common shares outstanding are used in the diluted earnings per share calculation for June 30, 2010, as there was a net loss, and inclusion of common stock equivalents would have been anti-dilutive.

Weighted average shares outstanding for the three and six months ended June 30, 2010 have been adjusted for a four for one stock split in the form of a 100% stock dividend declared and paid on June 22, 2010.

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

At December 31, 2010, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2011 and 2010. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2011 and 2010.

The following table represents stock option activity for the three and six months ended June 30, 2011:

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	178,656	$0.94	178,656	$0.94
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding end of period	178,656	0.94	178,656	0.94	1.5 Years

Outstanding exercisable end of period	178,656	0.94	178,656	0.94	1.5 Years

The option price for all options outstanding and exercisable at June 30, 2011 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at June 30, 2011. At June 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traced in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash, Due From Banks, Interest-Bearing Deposits at Other Financial Institutions, and Federal Funds Sold: The carrying amounts of cash, due from banks, interest-bearing deposits at other financial institutions, and federal funds sold approximates fair value.

Securities: Where quoted prices are available in an active market, we classify the securities within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in level 3.

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

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$40,896,523	$—	$40,896,523

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$37,012,468	$—	$37,012,468

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2011
	Level 1	Level 2	Level 3	Total Gains (Losses)
Impaired loans	$—	$—	$19,685,134	$(3,588,916)
Foreclosed real estate	—	—	—	—

Total	$—	$—	$19,685,134	$(3,588,916)

	December 31, 2010
	Level 1	Level 2	Level 3	Total Gains (Losses)
Impaired loans	$—	$—	$19,201,393	$(6,424,524)
Foreclosed real estate	—	—	1,175,349	(271,788)

Total	$—	$—	$20,376,742	$(6,696,312)

At June 30, 2011, in accordance with the provisions of the loan impairment guidance, individual loans with a carrying value of $23,274,050 were written down to fair value of $19,685,134, resulting in charge-offs and specific reserves $3,588,916. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short term investments	$12,041,100	$12,041,100	$6,530,362	$6,530,362
Securities	41,806,823	41,806,823	38,037,768	38,037,768
Loans, net	225,166,605	227,831,633	230,322,008	233,696,460
Accrued interest receivable	1,053,302	1,053,302	1,124,611	1,124,611

Financial liabilities:
Deposits	281,808,258	279,833,832	275,282,295	277,390,698
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,520,763	5,500,000	5,521,875
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	907,750	907,750	999,367	999,367

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

In April 2011, the FASB also issued Accounting Standards Update No. 2011-03, Transfers and Servicing; Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No 2011-04”). ASU 2011-04 provides common principles and requirements for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011 and is expected to impact the Company’s disclosures but not its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No 2011-04”). ASU 2011-05 provides entities with the option of presenting comprehensive income in a single, continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position or results of operations.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11. SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $2.50 per share. The offering was terminated on May 8, 2011.

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

Allowance for loan losses

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

Deferred income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2011, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011.

FINANCIAL CONDITION

Total assets increased during the first six months of 2011 by $7.6 million from $295.3 million to $302.9 million, or 2.57%. The increase was largely due to an increase in securities of $3.9 million, increase in due from banks of $1.9 million, increase in federal funds sold of $3.4 million and increases in foreclosed real estate of $3.7 million. These increases are offset by net decreases in loans of $5.2 million. The loan to deposit ratio at June 30, 2011 was 82% compared to 86% at December 31, 2010.

Stockholders’ equity increased by $1,081,646 for the six months ended June 30, 2011. This net increase consisted of net income of $244,000, proceeds from issuance of common stock of $110,000, dividends declared on preferred stock of $50,000, and net increases in accumulated other comprehensive income of $779,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $40,137,881 at June 30, 2011, representing an increase of $1,053,911 (2.7%) from December 31, 2010. This increase is attributable to decreases of $317,183 in past dues over 90 days, $2,338,778 in nonaccrual loans, and an increase of $3,709,872 in foreclosed real estate. Total nonperforming assets were 17.42% of total loans at June 30, 2011, compared to 16.59% at December 31, 2010. Nonperforming assets represented 13.25% of total assets at June 30, 2011, compared to 13.23% of total assets at December 31, 2010. Nonaccrual loans represented 11.81% of total loans outstanding at June 30, 2011, compared to 12.54% of total loans outstanding at December 31, 2010. There were no related party loans which were considered to be nonperforming at June 30, 2011.

At June 30, 2011, the Company had loan concentrations in real estate totaling $221,343,000 or 95.6% of total loans. Business asset loans of $2,314,000 made up 1.0% of total loans. The remaining $7,857,000, or 3.4%, of total loans consisted of consumer and other loans.

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

At June 30, 2011, the Bank’s liquidity ratio of 11.21% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of June 30, 2011, the Company had the ability to borrow up to $5 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.6 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2011, the achieved a capital level for Tier 1 Risk Based Capital and Tier 1 Leverage Capital that would qualify as adequately capitalized under the prompt corrective action framework. However, because the Bank’s Total Risk Based Capital ratio does not meet the level to be considered adequately capitalized, the Bank is considered, under the prompt correction action framework, undercapitalized since the lowest ratio determines the regulatory category. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2011 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	4.37%	4.52%	4.00%
Risk-Based Capital Ratios
Core Capital	5.16%	5.33%	4.00%
Total Capital	6.42%	6.59%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2011 are as follows:

June 30, 2011
Commitments to extend credit	$3,668,000
Financial standby letters of credit	619,000
Other standby letters of credit	431,000

$4,718,000

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $585,000 and increased by $572,000 for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The overall increase in net interest income for the six month period is primarily attributable to the decrease in our net yield on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.95% to 2.24%, or 71 basis points, for the same period. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. The net yield on interest-earning assets increased to 3.54% at June 30, 2011 as compared to 2.84% at June 30, 2010 and 3.02% for the entire year ended December 31, 2010.

The yield on interest-earning assets increased from 5.77% to 5.89%, or 12 basis points, from June 30, 2010 to June 30, 2011.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Income / Expense	Yields / Rates (2)	Average Balance	Income / Expense	Yields / Rates (2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (3)	$204,427	$3,489	6.83%	$222,712	$3,313	5.95%
Securities	41,947	258	2.46%	45,548	312	2.74%
Interest-bearing deposits	501	0	0.06%	67	0	0.14%
Federal funds sold	5,198	1	0.08%	913	0	0.14%

Total interest-earning assets (1)	$252,073	$3,748	5.95%	$269,240	$3,625	5.39%

Interest-bearing liabilities
Demand and savings deposits	$35,953	$83	0.92%	$36,727	$94	1.02%
Time deposits	219,972	1,332	2.42%	216,117	1,762	3.26%

Total deposits	255,925	1,415	2.21%	252,844	1,856	2.94%

Other short-term borrowings	5,500	12	0.87%	10,700	35	1.31%
Long-term debt	3,403	32	3.76%	3,403	30	3.53%

Total interest-bearing liabilities	$264,828	$1,459	2.20%	$266,947	$1,921	2.88%

Net interest income/net interest spread		$2,289	3.74%		$1,704	2.51%

Net yield on earning assets			3.63%			2.53%

(1)	Average securities exclude average unrealized losses of $211,000 and unrealized gains of $665,000 for the three months ended June 30, 2011 and 2010, respectively.
(2)	Annualized.
(3)	Average loans exclude average nonaccrual loans of $28,413,000 and $21,309,000 for the three months ended June 30, 2011 and 2010, respectively.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Income / Expense	Yeilds / Rates (2)	Average Balance	Income / Expense	Yeilds / Rates (2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (3)	$205,269	$6,942	6.76%	$227,046	$7,268	6.46%
Securities	40,427	477	2.36%	48,571	631	2.62%
Interest-bearing deposits	478	1	0.29%	43	0	0.12%
Federal funds sold	5,673	3	0.09%	461	0	0.16%

Total interest-earning assets (1)	$251,847	$7,423	5.00%	$276,121	$7,899	5.77%

Interest-bearing liabilities
Demand and savings deposits	$35,270	$166	0.94%	$36,427	$200	1.11%
Time deposits	219,992	2,706	2.46%	217,877	3,649	3.38%

Total deposits	255,262	2,872	2.25%	254,304	3,849	3.16%

Other short-term borrowings	5,500	24	0.86%	16,220	98	2.05%
Long-term debt	3,403	64	3.76%	3,403	61	3.64%

Total interest-bearing liabilities	$264,165	$2,960	2.24%	$273,927	$4,008	2.95%

Net interest income/net interest spread		$4,463	3.65%		$3,891	2.82%

Net yield on earning assets			3.54%			2.84%

(1)	Average securities exclude average unrealized losses of $350,000 and unrealized gains of $690,000 for the six months ended June 30, 2011 and 2010, respectively.
(2)	Annualized.
(3)	Average loans exclude average nonaccrual loans of $29,587,000 and $17,488,000 for the six months ended June 30, 2011 and 2010, respectively.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information as of June 30, 2011 against June 30, 2010.

	2011 vs. 2010
	Changes Due To:
			Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(811)	$(1,137)	$(326)
Interest on securities	(57)	(97)	(154)
Interest on bank owned deposits	—	1	1
Interest on federal funds sold	—	3	3

Total interest income	754	(1,230)	(476)

Interest on interest-bearing demand and savings deposits	(28)	(6)	(34)
Interest on time deposits	(1,048)	105	(943)
Interest on Federal Home Loan Bank advances	(35)	(39)	(74)
Interest on company guaranteed trust preferred securities	3	—	3

Total interest expense	(1,108)	60	(1,048)

Net interest income	$1,862	$(1,290)	$572

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $355,000 was made during the six month period ending June 30, 2011 as compared to a provision of $220,000 made during the six month period ending June 30, 2010. The allowance for loan loss as a percentage of total loans was 2.27%, 2.21%, and 2.81% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Total nonaccrual loans decreased by $2,135,000, net charge-offs increased by $266,000, loans past due ninety days or more and still accruing increased by $210,000, and restructured loans increased by $4,878,000 for the six months ended June 30, 2011 as compared to the same periods in 2010. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2011 is adequate to absorb any foreseeable losses in the loan portfolio.

As of June 30, 2011, the Company had approximately $54.0 million in loans specifically evaluated for impairment with approximately $2.5 million in associated specific reserves. As of December 31, 2010 the Company had $50.4 million in loans specifically evaluated for impairment with approximately $2.1 million in associated specific reserves. Impaired loans represented 23.3% and 21.3% of the portfolio as of June 30, 2011 and December 31, 2010, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $27.2 and $29.5 million of nonaccrual loans as of June 30, 2011 and December 31, 2010, respectively.

The remaining portfolio of loans not considered impaired as of June 30, 2011 was $177.5 million, and the allowance for loan losses associated with these loans was $2.8 million or 1.58% of the unimpaired principal balance. As of December 31, 2010, loans not considered impaired were $186.1 million and the associated allowance was $3.1 million or 1.67% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $7.4 million in 2009, $2.2 million in 2010 and $355,000 in the first six months of 2011. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans were lower in 2010 than 2009; and 2011 trends are positive and overall economic conditions in our market have stabilized. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

At June 30, 2011 and 2010, nonaccrual, past due and restructured loans were as follows:

	June 30,
	2011	2010
	(Dollars in thousands)
Total nonaccruing loans	$27,208	$29,343
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	303	93
Restructured loans	24,685	19,807

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

As of June 30, 2011 and December 31, 2010, troubled debt restructuring loans (TDRs) were as follows:

	As of 6/30/2011	As of 12/31/2010
Total troubled debt restructurings (TDRs)	$24,684,559	$19,807,395
TDRs on nonaccrual status	8,307,006	12,656,703
TDRs included in impaired loans	23,553,360	12,433,192
Specific reserves on TDRs	253,225	121,956
Charge offs related to TDRs	0	871,836

At the time a loan is restructured, the Company considers the existing and anticipated cash flows and recent payment history to determine whether a restructured loan will accrue interest. Once a loan is restructured, missed payment under the revised note is an indication the customer is experiencing further cash flow difficulties, and therefore a restructure would immediately go to nonaccrual status. From time to time the Company has modified loans and not accounted for them as troubled debt restructurings. Given the current economic environment, especially with respect to interest rates, there have been instances where a good customer has come in to renegotiate for a more favorable rate or one more in line with market rates. Given this and similar circumstances we have made concessions to keep the relationship. In such cases these are not and will not be accounted for or reported as a TDR. Before any loan is modified and considered as a Troubled Debt Restructure, a thorough analysis is performed on current financial information and collateral valuation to derive a payment schedule that is supported by cash flows. The existing and anticipated cash flows and recent payment history will determine whether the loan will accrue interest or not.

The following is a category detail of our allowance percentage and reserve balance by loan type at June 30, 2011 and December 31, 2010:

Loan Group Description	June 30, 2011 Calculated Reserves	June 30, 2011 Reserve %	December 31, 2010 Calculated Reserves	December 31, 2010 Reserve %
Unsecured	$58,104	7.44%	$63,020	7.14%
Cash Value	15,647	0.33%	5,210	0.11%
Residential real estate	2,093,010	5.54%	2,258,833	5.88%
Commercial real estate	2,620,446	1.43%	2,234,925	1.20%
Business assets	303,866	13.13%	316,844	9.36%
Vehicles	123,920	5.47%	141,759	5.48%
Other	—	0.00%	5	0.00%
Unallocated	44,247	0.00%	203,168	0.00%

Total Allowance for Loan Loss	$5,259,240	2.27%	$5,223,764	2.21%

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

As of December 31, 2010, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. However, as of June 30, 2011 charge offs in this segment has declined reflecting the current condition of outstanding residential real estate loans.

Updated appraisals or evaluations are generally obtained annually for impaired collateral dependent loans and ORE. If there is a concern about the appraised value, the procedure is to contact the appraisal management company, discuss the concern. Next, the appraisal management company will perform an internal review of the appraisal and make their conclusions. The appraiser maybe contacted by the appraisal management company and an adjustment or a new appraisal might be obtained. Only on a few occasions, adjustments were made to outdated appraisals. The individuals making the adjustment factored in the current economic factors, market conditions, recent sales and current trends on similar types of properties to determine a percentage for the adjustment. Property evaluations were used in lieu on appraisals as long as it is within USPAP guidelines. Appraisals are obtained for all collateral dependent loans at the initial underwriting. On annual reviews, updated appraisals are generally obtained. However, we used tax assessments, broker evaluations or present value of discounted cash flows to obtain a value until a new appraisal is obtained.

Information regarding certain loans and allowance for loan loss data for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Average amount of loans outstanding	$232,051	$222,712

Balance of allowance for loan losses at beginning of period	$5,292	$6,531

Loans charged off
Commercial	—	—
Real estate	(184)	—
Installment	(11)	—

	(195)	—

Loans recovered
Commercial	2	35
Real estate	7	27
Installment	3	2

	12	64

Net charge-offs	(183)	64

Additions to allowance charged to operating expense during period	150	220

Balance of allowance for loan losses at end of period	$5,259	$6,815

Ratio of net loans charged-off during the period to average loans outstanding	0.08%	-0.03%

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Average amount of loans outstanding	$234,347	$227,046

Balance of allowance for loan losses at beginning of period	$5,224	$6,649

Loans charged off
Commercial	(3)	(8)
Real estate	(297)	(29)
Installment	(43)	(107)

	(343)	(144)

Loans recovered
Commercial	3	43
Real estate	12	42
Installment	8	5

	23	90

Net charge-offs	(320)	(54)

Additions to allowance charged to operating expense during period	355	220

Balance of allowance for loan losses at end of period	$5,259	$6,815

Ratio of net loans charged-off during the period to average loans outstanding	0.14%	0.02%

Other Income

Other income decreased by $258,000 and decreased $258,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The most significant component of other income is service charges on deposit accounts which accounts for 68% and 59% of total other income for June 30, 2011 and 2010, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the six month period ended June 30, 2011 is largely due to the decrease in gains on sales of securities available for sale of $184,000 and gains on sales of foreclosed assets of $56,000.

Other Expenses

Other expenses decreased by $267,000 and decreased by $450,000 for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease for the three month period consists of an increase in salaries and employee benefits of $51,000, offset by decreases in occupancy and equipment expenses of $23,000 and other operating expenses of $296,000. The increase for the six month period consists of a decrease of $453,000 in other operating expenses, offset by increases in occupancy and equipment expenses of $9,000. The decline in other operating expenses for the second quarter 2011 as compared to the second quarter 2010 is primarily due to reduced data processing costs of approximately $73,000, reduced regulatory assessments of approximately $239,000, reduced loan expenses and ORE expenses and losses of approximately $37,000; offset by increases in professional fees of approximately $35,000 and increased marketing expenditures of approximately $23,000. Other operating expenses declined during the first six months of 2011 as compared to the first six months of 2010 due primarily to reduced data processing costs of approximately $88,000, reduced regulatory assessments of approximately $100,000, reduced loan expenses and ORE expenses and losses of approximately $122,000, impairment write down of $100,000 during the first six months of 2010 related to investment securities; offset by increases in professional fees of approximately $44,000 and increased marketing expenditures of approximately $48,000. At June 30, 2011, the number of full-time equivalent employees was 77 compared to 76 at June 30, 2010.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market.

Operations since this time consist of operating expenses and taxes only. The net loss for the six months ended June 30, 2011 and June 30, 2010 was $1,734 and $2,909.

Income Tax Benefits

As of June 30, 2011, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended June 30, 2011.

Net Income

Net income increased by $663,946 and $628,505 for the three and six months ended June 30, 2011, as compared to the same periods in 2010. This increase is largely the result of the decreases in interest expense and decreases in other operating expenses since the prior year.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101.1	Interactive Data File (To be filed in a subsequent 10-Q/A)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 19, 2011	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 19, 2011	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)