Form 10-Q
period 2011-09-30
CAPITOL CITY BANCSHARES INC
filed 2011-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011; 9,833,430; $1.00 par value common shares.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31,
	(unaudited)	2010
Assets
Cash and due from banks	$7,162,487	$5,345,394
Interest-bearing deposits at other financial institutions	324,468	454,968
Federal funds sold	5,765,000	730,000
Securities available for sale	37,910,545	37,012,468
Restricted equity securities, at cost	853,900	1,025,300

Loans, net of unearned income	221,882,285	235,545,772
Less allowance for loan losses	5,009,836	5,223,764

Loans, net	216,872,449	230,322,008

Premises and equipment, net	9,242,794	9,501,807
Foreclosed real estate	17,856,344	8,917,239
Other assets	1,835,425	1,999,543

Total assets	$297,823,412	$295,308,727

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$27,269,840	$24,624,361
Interest-bearing	250,820,350	250,657,934

Total deposits	278,090,190	275,282,295
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,637,103	1,606,277

Total liabilities	$288,905,543	$286,066,822

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Common stock, par value $1.00; 80,000,000 shares authorized;
9,833,430 and 9,777,656 shares issued and outstanding, respectively	9,833,430	9,777,656
Surplus	130,036	75,330
Retained deficit	(3,027,372)	(1,785,317)
Accumulated other comprehensive income (loss)	373,975	(433,564)

Total stockholders’ equity	8,917,869	9,241,905

Total liabilities and stockholders’ equity	$297,823,412	$295,308,727

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and nine months ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income:
Loans, including fees	$3,418,846	$3,718,011	$10,360,733	$10,986,590
Deposits in banks	180	72	874	98
Securities	236,434	178,255	713,558	808,786
Federal funds sold	561	1,437	3,213	1,798

Total interest income	3,656,021	3,897,775	11,078,378	11,797,272

Interest expense:
Deposits	1,367,177	1,761,720	4,239,087	5,610,463
Other borrowings	42,768	60,494	130,519	220,455

Total interest expense	1,409,945	1,822,214	4,369,606	5,830,918

Net interest income	2,246,076	2,075,561	6,708,772	5,966,354
Provision for loan losses	2,140,000	200,000	2,495,000	420,000

Net interest income after provision for loan losses	106,076	1,875,561	4,213,772	5,546,354

Other income:
Service charges on deposit accounts	385,444	402,415	1,027,133	1,105,194
Other fees and commissions	21,750	23,321	69,238	61,907
Gain on sales of available for sale securities	251,068	360,793	251,068	545,090
Gain (loss) on sales of foreclosed real estate	(36,666)	42	(36,666)	56,246
Gain on disposal of premises and equipment	10,549	—	10,549	—
Other operating income	105,353	155,037	353,189	368,791

Total other income	737,498	941,608	1,674,511	2,137,228

Other expenses:
Salaries and employee benefits	902,763	863,374	2,720,182	2,687,232
Occupancy and equipment expenses, net	285,142	304,951	883,792	894,621
Other operating expenses	1,079,455	1,253,118	3,464,208	4,090,621

Total other expenses	2,267,360	2,421,443	7,068,182	7,672,474

Income (loss) before income tax benefits	(1,423,786)	395,726	(1,179,899)	11,108

Income tax benefits	—	—	—	—

Net income (loss)	(1,423,786)	395,726	(1,179,899)	11,108

Preferred stock dividends	12,156	12,156	62,156	62,156

Net income (loss) available to common shareholders	$(1,435,942)	$383,570	$(1,242,055)	$(51,048)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period, net of tax	279,398	(15,811)	1,058,607	170,811
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(251,068)	(360,493)	(251,068)	(545,090)

Comprehensive income (loss)	$(1,407,612)	$7,266	$(434,516)	$(425,327)

Basic earnings (losses) per common share	$(0.15)	$0.04	$(0.13)	$(0.01)

Diluted earnings (losses) per common share	$(0.15)	$0.04	$(0.13)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (Unaudited)

	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income (loss)	$(1,179,899)	$11,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	660,492	1,026,104
Provision for loan losses	2,495,000	420,000
Net gain on sale of securities available for sale	(251,068)	(545,090)
Other-than-temporary impairment of securities	—	125,125
(Gain) loss on sale of foreclosed assets	36,666	(56,246)
Writedowns of foreclosed real estate	—	271,788
Gain on disposal of premises and equipment	(10,549)	—
Decrease in income tax receivable	—	3,157,285
Net other operating activities	144,944	(143,246)

Net cash provided by operating activities	1,895,586	4,266,828

INVESTING ACTIVITIES
Purchases of securities available for sale	(26,221,300)	(43,652,119)
Proceeds from sales of securities available for sale	23,427,855	41,551,973
Proceeds from maturities of securities available for sale	2,681,864	10,478,186
Proceeds from sales of restricted equity securities	171,400	22,500
Net (increase) decrease in interest-bearing deposits	130,500	(237,200)
Net increase in federal funds sold	(5,035,000)	(2,130,000)
Net (increase) decrease in loans	2,024,923	(384,706)
Capitalized costs on foreclosed real estate	(92,108)	(3,858)
Proceeds from sale of foreclosed real estate	45,973	372,153
Payments for construction in process	(66,404)	—
Purchase of premises and equipment	(79,727)	(53,742)
Proceeds from disposal of premises and equipment	27,312	—

Net cash provided by (used in) investing activities	(2,984,712)	5,963,187

FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,807,895	(1,358,431)
Net decrease in securities sold under repurchase agreements	—	(6,414,593)
Net decrease in federal funds purchased	—	(4,140,000)
Proceeds from issuance of common stock from secondary stock offering	110,480	149,400

Net cash provided by (used in) financing activities	2,918,375	(11,763,624)

Net increase (decrease) in cash and due from banks	1,829,249	(1,533,609)
Cash and due from banks, beginning of period	5,345,394	7,647,982

Cash and due from banks, end of period	$7,174,643	$6,114,373

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,443,065	$6,533,874

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$9,624,019	$3,732,080
Financed sales of foreclosed real estate	$694,383	$1,505,991

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2011, but prior to November 14, 2011, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At September 30, 2011 those restricted balances were $2,633,614.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Bank had no uncertain tax positions at September 30, 2011. Further, all years subsequent to 2007 remain subject to evaluation.

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

The bank is in substantial compliance with the terms of the Order, specifically other material provisions have been addressed as follows:

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

i.	Prior to and since the Order, it has been and continues to be the primary focus of the Board of Directors and Bank’s management to get the bank back on sound financial footing. The Board in general and each committee in particular are taking a more active role the affairs of the Bank.

ii.	The new Chief Operating Officer, John Turner, has taken on the role and responsibility of enforcement and oversight for compliance with the Order. A quarterly report is submitted on the status of the Bank’s compliance. Additionally, he had an immediate positive impact on the bank’s overall financial position with the implementation of a number of new fee based products, including a new merchant services program, and organizational cost controls. These actions will obviously have a positive impact on the Bank’s bottom line.

iii.	The committee established for oversight of compliance with the Order is the Compliance Committee, that committee is active and ongoing.

iv.	The Bank is currently below the requisite minimum capital ratios of Tier 1 capital at 8% of total assets and Total risk based capital at 10% of total risked based assets. The Bank continues to actively pursue those institutional investors that have made conditional commitments to us. Additionally, the Bank will continue to solicit on an ongoing basis investment from individuals. As these funds are infused our capital ratios will improved to the required levels. In the interim some progress is being made through our focus on the profitable operation of the Bank.

v.	The Bank’s lending and collection policy has been updated. Additionally, procedures and guidelines have been implemented that strengthens the bank’s underwriting of loans, especially as relates to the bank’s loan concentrations in church and c-store loans. The Bank believes these improvements will also positively impact the credit quality of our portfolio as new loans are written and existing credits are reevaluated.

vi.	The Bank has eliminated from our books those loans classified as “loss” and 50% of those classified as “doubtful”. This information is reflected the bank’s 2010 financial statements. These charge-offs had a significant impact on our overall allowance for loan losses calculation. The Bank continues to evaluate the sufficiency of our allowance for loan losses based on our historical charge offs and related economic conditions.

vii.	The Bank recognizes that it continues to have a high concentration of church and c-store loans. Accordingly, the Bank prepares, on a quarterly basis, a risk analysis not only on those loans but on the entire loan portfolio of the Bank. The report is presented to the Board and submitted to the FDIC as part of the Order.

viii.	The Bank is no longer accepting brokered deposits. The Bank is making every effort to increase our core deposit base through enforcement of loan agreements and offering new and improved depository accounts. The Bank is accepting internet deposits.

ix.	It is the Bank’s practice to comply with all regulatory and accounting guidelines as relates to the ALLL’s and its adequacy. However, a formal and comprehensive policy is still in the developmental stages.

x.	The Bank’s budget plan has been revised.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

xi.	Progress reports are submitted to the Federal Deposit Insurance Corporation and Georgia Department of Banking and Finance on a quarterly basis.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout the first nine months of 2011. The continuing level of problem loans as of the quarter ended September 30, 2011 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of September 30, 2011 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011
State, county and municipals	$11,012,842	$95,163	$(25,548)	$11,082,457
Mortgage-backed securities GSE residential	25,845,853	306,593	(2,233)	26,150,213
Trust preferred securities	627,875	—	—	627,875

Total debt securities	37,486,570	401,756	(27,781)	37,860,545
Equity securities	50,000	—	—	50,000

Total securities	$37,536,570	$401,756	$(27,781)	$37,910,545

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010
U.S. Government sponsored enterprises (GSEs)	$582,112	$1,579	$—	$583,691
State, county and municipals	2,353,058	—	(145,326)	2,207,732
Mortgage-backed securities GSE residential	33,832,986	88,554	(378,370)	33,543,170
Trust preferred securities	627,875	—	—	627,875

Total debt securities	37,396,031	90,133	(523,696)	36,962,468
Equity securities	50,000	—	—	50,000

Total securities	$37,446,031	$90,133	$(523,696)	$37,012,468

The amortized cost and fair value of debt securities as of September 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Due from one to five years	$524,875	$524,875
Due from five to ten years	5,176,231	5,186,838
Due after ten years	5,939,611	5,998,619
Mortgage-backed securities	25,845,853	26,150,213

	$37,486,570	$37,860,545

Securities with a carrying value of $17,039,482 and $18,790,667 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Twelve Months or More		Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011
State, county and municipals	$4,296,512	$(25,548)	$—	$—	$(25,548)
Mortgage-backed securities GSE residential	—	—	1,981,610	(2,233)	(2,233)

Total securities	$4,296,512	$(25,548)	$1,981,610	$(2,233)	$(27,781)

December 31, 2010
State, county and municipals	$2,207,732	$(145,326)	$—	$—	$(145,326)
Mortgage-backed securities GSE residential	24,689,777	(378,370)	—	—	(378,370)

Total securities	$26,897,509	$(523,696)	$—	$—	$(523,696)

State, county and municipal securities. There were unrealized losses on six state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2011.

GSE residential mortgage-backed securities. The unrealized losses on the Company’s investment in one GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Other-Than-Temporary Impairment

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether other-than-temporary impairment has occurred. While all securities are considered, the securities primarily impacted by other-than-temporary impairment considerations have been trust preferred. For each security in the investment portfolio, a regular review is conducted to determine if other-than-temporary impairment has occurred. Various factors are considered to determine if other-than-temporary impairment has occurred. However, the most significant factors are default rates or interest deferral rates and the creditworthiness of the issuer. Other factors may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of September 30, 2011 were 0.3% of the total loan portfolio.

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of September 30, 2011 were 1.9% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of September 30, 2011 were 13.9% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of September 30, 2011 were 82.1% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of September 30, 2011 were 0.8% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of September 30, 2011 were 0.9% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of September 30, 2011 were less than 0.1% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and nine months ended September 30, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended September 30, 2011:
Beginning balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240
Charge-offs	(46,563)	—	(1,385,897)	(776,241)	(216,471)	(160,700)	—	—	(2,585,872)
Recoveries	450	—	186,125	7,378	2,515	—	—	—	196,468
Provision	91,679	(1,371)	1,134,743	452,689	251,584	203,304	—	7,372	2,140,000

Ending balance	$103,670	$14,276	$2,027,981	$2,304,272	$341,494	$166,524	$—	$51,619	$5,009,836

Allowance for loan losses:
For the nine months ended September 30, 2011:
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(67,478)	—	(1,420,185)	(1,049,919)	(216,471)	(174,728)	—	—	(2,928,781)
Recoveries	7,345	—	186,125	20,037	5,171	1,175	—	—	219,853
Provision	100,783	9,066	1,003,208	1,099,229	235,950	198,318	(5)	(151,549)	2,495,000

Ending balance	$103,670	$14,276	$2,027,981	$2,304,272	$341,494	$166,524	$—	$51,619	$5,009,836

Ending balance -individually evaluated impairment	$13,604	$—	$1,031,376	$401,922	$261,494	$56,602	$—	$—	$1,764,998

Loans:
Ending balance (1)	$845,515	$4,139,213	$31,046,755	$182,909,174	$1,866,858	$1,993,841	$104,836	$—	$222,906,192

Ending balance - Loans individually evaluated for impairment	$43,195	$—	$12,373,309	$34,166,716	$661,838	$148,262	$—	$—	$47,393,320

(1)	Loan balances presented are gross of unearned loan fees of $1,023,907.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2010, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$121,061	$68,835	$2,945,465	$2,821,151	$483,536	$209,172	$41	$—	$6,649,261
Charge-offs	(48,444)	(2,840)	(1,107,937)	(989,904)	—	(16,509)	—	—	(2,165,634)
Recoveries	30,594	—	11,184	195,909	32,450	—	—	—	270,137
Provision	(40,191)	(60,785)	410,121	207,769	(199,142)	(50,904)	(36)	203,168	470,000

Ending balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764

Ending balance -individually evaluated impairment	$4,535	$—	$638,268	$989,599	$255,338	$122,269	$—	$—	$2,010,009

Loans:
Ending balance (1)	$882,795	$4,824,758	$38,447,647	$186,281,923	$3,386,296	$2,585,997	$106,559	$—	$236,515,975

Ending balance - Loans individually evaluated for impairment	$83,801	$—	$18,707,869	$29,430,587	$1,940,334	$238,945	$—	$—	$50,401,536

(1) Loan balances presented are gross of unearned loan fees of $970,203.

Impaired loans by portfolio segment are as follows:

	As of September 30, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$43,195	29,591	$13,604	$43,195	$13,604
Cash value	—	—	—	—	—
Residential real estate	13,837,635	10,723,774	1,549,535	12,373,309	1,031,376
Commercial real estate	35,691,454	20,977,656	13,189,060	34,166,716	401,922
Business assets	661,838	345,419	316,419	661,838	261,494
Vehicles	148,262	82,660	65,602	148,262	56,602
Other	—	—	—	—	—

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

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three and six months ended September 30, 2011, by portfolio segment, is as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011		Year ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Unsecured	$46,429	$2,371	$65,101	$5,630	$72,556
Cash value	—	—	155,713	4,671	45,829
Residential real estate	14,849,290	124,096	16,492,621	249,627	16,564,446
Commercial real estate	34,281,724	19,331	32,664,678	147,453	25,613,162
Business assets	757,412	334	1,401,595	32,515	1,025,838
Vehicles	159,093	87	164,689	531	187,439
Other	—	—	—	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of September 30, 2011:

	Current	30-89 Days	Greater Than 90 Days Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$715,128	$109,448	$1,661	$111,109	$19,278	$845,515
Cash value	4,088,708	50,505	—	50,505	—	4,139,213
Residential real estate	25,266,394	1,156,178	63,248	1,219,426	4,560,935	31,046,755
Commercial real estate	153,899,615	13,054,527	142,024	13,196,551	15,813,008	182,909,174
Business assets	1,351,068	—	—	—	515,790	1,866,858
Vehicles	1,768,445	86,789	—	86,789	138,607	1,993,841
Other	104,836	—	—	—	—	104,836

	$187,194,194	$14,457,447	$206,933	$14,664,380	$21,047,618	$222,906,192

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of September 30, 2011 three commercial real estate loans totaling $288,924 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of September 30, 2011 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

The Company uses an eight-grade internal loan rating system for its loan portfolio as follows:

Grade 1—Prime (Excellent) – Loans to borrowers with unquestionable financial strength and a solid earning history. This category includes national, international, regional, local entities, and individuals with commensurate capitalization, profitability, income, or ready access to capital markets as well as loans collateralized by cash equivalents. These loans are considered substantially risk free.

Grade 2—Good (Superior) – Loans which exhibit a strong earnings record, and liquidity and leverage ratios that compare favorably with the industry. There are excellent prospects for continued growth. This category also includes those loans secured within margins with marketable collateral. Limited risk. The elements for risk for these borrowers are slightly greater than those associated with risk grade Prime.

Grade 3—Acceptable (Average) – Loans to borrowers with a satisfactory financial condition, liquidity, and earnings history which indications that the trend will continue. Working capital is considered adequate and income is sufficient to repay debt as scheduled. Handles normal credit needs in a satisfactory manner.

Grade 4—Fair (Watch) – Loans to borrowers which may show at least one of the following: start-up operation or venture capital, financial condition, adverse events which have not yet become trends such as sporadic profitability, occasional overdrafts, instances of slow pay, documentation deficiencies. Borrower may also exhibit substantial grantor support. Debt is being handled as agreed, and the primary source of repayment remains available. Circumstances may warrant more than normal monitoring, but are not serious enough to warrant criticism of classification.

Grade 5—Special Mention – Loans with potential weaknesses which may, if not checked and corrected, would weaken the assets or inadequately protect the Bank’s credit position at some future date. These loans may require resolution of specific pending events before the associated risk can be adequately evaluated. These are criticized loans.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Grade 6—Substandard – Loans, which are inadequately protected by the net worth and cash flow capacity of the borrower or the collateral pledged. The credit risk in this situation relates to the possibility of some loss of principal or interest if the deficiencies are not corrected. These loans are considered classified.

Grade 7—Doubtful – Loans, which are inadequately protected by the net worth of the borrower or the collateral pledged and repayment in full is improbable on the basis of existing facts, values and conditions. The possibility of loss is high, but because of certain important and reasonable specific pending factors, which may work to the advantage and strengthening of the facility, its classification as an estimated loss is deferred until its more exact status may be determined. These loans are considered classified, as value is impaired. A full or partial reserve is warranted.

Grade 8—Loss – Loans, which are considered uncollectible and continuance as an unacceptable asset are not warranted. These loans are considered classified and are either charged off or fully reserved against.

The following table presents the Company’s loans by risk rating, before unearned loan fees, at September 30, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$27,307	$—	$—	$—	$—	$—	$27,307
Grade 2 (Superior)	18,848	470	—	359,919	—	21,875	—	401,112
Grade 3 (Acceptable-Average)	666,612	3,844,986	12,070,332	127,093,050	573,930	1,480,649	—	145,729,559
Grade 4—Fair (Watch)	—	77,256	1,975,347	8,438,917	612,493	261,810	104,836	11,470,659
Grade 5 (Special Mention)	—	189,194	2,863,727	7,419,980	—	27,951	—	10,500,852
Grade 6 (Substandard)	160,055	—	14,029,185	39,597,308	680,435	200,689	—	54,667,672
Grade 7 (Doubtful)	—	—	108,164	—	—	867	—	109,031
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$845,515	$4,139,213	$31,046,755	$182,909,174	$1,866,858	$1,993,841	$104,836	$222,906,192

The following table presents the Company’s loans by risk rating at December 31, 2010:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$44,674	$—	$—	$—	$—	$—	$44,674
Grade 2 (Superior)	22,945	70,500	—	371,277	—	42,733	—	507,455
Grade 3 (Acceptable-Average)	538,193	4,006,005	14,756,707	134,777,727	844,321	1,770,983	—	156,693,936
Grade 4—Fair (Watch)	34,410	703,579	2,717,276	9,840,462	1,707,272	355,056	106,559	15,464,614
Grade 5 (Special Mention)	68,892	—	2,741,872	4,143,158	—	30,812	—	6,984,734
Grade 6 (Substandard)	218,355	—	17,787,787	36,936,982	834,703	381,283	—	56,159,110
Grade 7 (Doubtful)	—	—	444,005	—	—	5,130	—	449,135
Grade 8 (Loss)	—	—	—	212,317	—	—	—	212,317

	$882,795	$4,824,758	$38,447,647	$186,281,923	$3,386,296	$2,585,997	$106,559	$236,515,975

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders $	(1,435,942)	$383,570	$(1,242,055)	$(51,048)

Weighted average common shares outstanding	9,825,751	9,717,300	9,813,252	9,701,656
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	111,481	111,660	111,481	111,660

Average number of common shares outstanding used to calculate diluted earnings per common share	9,937,232	9,828,960	9,924,733	9,813,316

Weighted average common shares outstanding are used for the three and nine months ended September 30, 2011, as there was a net loss in those periods, and inclusion of common stock equivalents would have been anti-dilutive.

Weighted average shares outstanding for the three and nine months ended September 30, 2010 have been adjusted for a four for one stock split in the form of a 100% stock dividend declared and paid on June 22, 2010.

NOTE 7. STOCK BASED COMPENSATION

The Company has a stock option plan in which the Company can grant to directors, emeritus directors, and employees options for an aggregate of 2,553,600 shares of the Company’s stock. For incentive stock options, the option price shall be not less than the fair market value of such shares on the date the option is granted. If the participant owns shares of the Company representing more than 10% of the total combined voting power, then the price shall not be less than 110% of the fair market value of such shares on the date the option is granted. With respect to nonqualified stock options, the option price shall be set at the Board’s sole and absolute discretion. The option period for all grants will not exceed ten years from the date of grant.

At December 31, 2010, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2011 and 2010. Therefore, there was no compensation cost related to share-based payments for the three and six months ended September 30, 2011 and 2010.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Options outstanding beginning of period	178,656	$0.94	178,656	$0.94
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding end of period	178,656	0.94	178,656	0.94	1.24 Years

Outstanding exercisable end of period	178,656	0.94	178,656	0.94	1.24 Years

The option price for all options outstanding and exercisable at September 30, 2011 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at September 30, 2011. At September 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $279,150.

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

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traced in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

Assets Measured at Fair Value on a Recurring Basis:

Assets measured at fair value on a recurring basis are summarized below:

	$37,910,545	$37,910,545	$37,910,545	$37,910,545
	September 30, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$37,910,545	$—	$37,910,545

	$37,910,545	$37,910,545	$37,910,545	$37,910,545
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$—	$37,012,468	$—	$37,012,468

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	$37,910,545	$37,910,545	$37,910,545	$37,910,545
	September 30, 2011
	Level 1	Level 2	Level 3	Total Gains (Losses)
Impaired loans	$—	$—	$21,926,954	$(2,077,995)
Foreclosed real estate	—	—	—	—

Total	$—	$—	$21,926,954	$(2,077,995)

	$37,910,545	$37,910,545	$37,910,545	$37,910,545
	December 31, 2010
	Level 1	Level 2	Level 3	Total Gains (Losses)
Impaired loans	$—	$—	$19,201,393	$(6,424,524)
Foreclosed real estate	—	—	1,175,349	(271,788)

Total	$—	$—	$20,376,742	$(6,696,312)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2011, in accordance with the provisions of the loan impairment guidance, individual loans with a carrying value of $24,004,949 were written down to fair value of $21,926,954, resulting in charge offs and specific reserves of $2,077,995. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

The carrying amount and fair value of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short term investments	$13,251,955	$13,251,955	$6,530,362	$6,530,362
Securities	38,764,445	38,764,445	38,037,768	38,037,768
Loans, net	216,872,449	218,491,300	230,322,008	233,696,460
Accrued interest receivable	955,159	955,159	1,124,611	1,124,611

Financial liabilities:
Deposits	278,090,190	276,920,393	275,282,295	277,390,698
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,637	5,500,000	5,521,875
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	907,750	907,750	999,367	999,367

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No 2011-05”). ASU 2011-05 provides entities with the option of presenting comprehensive income in a single, continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position or results of operations.

NOTE 11. SECONDARY STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $2.50 per share. The offering was terminated on May 8, 2011.

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

During the third quarter of 2011, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 1, 2012 and July 19, 2012.

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

Management considers the allowance for loan losses to be adequate and sufficient to absorb probable future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Deferred income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2011, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011.

FINANCIAL CONDITION

Total assets increased during the first nine months of 2011 by $2.5 million from $295.3 million to $297.8 million, or 0.85%. The increase was largely due to an increase in due from banks of $1.8 million, increase in federal funds sold of $5 million and increases in foreclosed real estate of $8.9 million. These increases are offset by net decreases in loans of $13.5 million. The loan to deposit ratio at September 30, 2011 was 80% compared to 86% at December 31, 2010.

Stockholders’ equity decreased by $324,036 for the nine months ended September 30, 2011. This net decrease consisted of net loss of $1,179,899, proceeds from issuance of common stock of $110,480, dividends declared on preferred stock of $62,156, and net increases in accumulated other comprehensive income of $807,539.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $39,110,895 at September 30, 2011, representing an increase of $26,925 (0.07%) from December 31, 2010. This increase is attributable to decreases of $412,962 in past dues over 90 days still accruing, $8,499,218 in nonaccrual loans, and an increase of $8,939,105 in foreclosed real estate. Total nonperforming assets were 17.63% of total loans at September 30, 2011, compared to 16.59% at December 31, 2010. Nonperforming assets represented 13.13% of total assets at September 30, 2011, compared to 13.23% of total assets at December 31, 2010. Nonaccrual loans represented 9.49% of total loans outstanding at September 30, 2011, compared to 12.54% of total loans outstanding at December 31, 2010. There were no related party loans which were considered to be nonperforming at September 30, 2011.

At September 30, 2011, the Company had loan concentrations in real estate totaling $213,955,929 or 95.98% of total loans. Loans secured by the cash value of deposits or investments of $4,139,213 or 1.86% of total loans. The remaining $4,811,050 or 2.16% of total loans consist of vehicle, business asset and other loans.

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

At September 30, 2011, the Bank’s liquidity ratio of 10.34% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of September 30, 2011, the Company had the ability to borrow up to $5 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.6 million.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2011, the achieved a capital level for Tier 1 Risk Based Capital and Tier 1 Leverage Capital that would qualify as adequately capitalized under the prompt corrective action framework. However, because the Bank’s Total Risk Based Capital ratio does not meet the level to be considered adequately capitalized, the Bank is considered, under the prompt correction action framework, undercapitalized since the lowest ratio determines the regulatory category. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2011 are as follows:

	Company	Bank	Regulatory Minimum Requirement
Leverage Capital Ratio	3.75%	4.07%	4.00%
Risk-Based Capital Ratios
Core Capital	4.42%	4.80%	4.00%
Total Capital	5.68%	6.06%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2011 are as follows:

September 30, 2011
Commitments to extend credit	$3,660,000
Financial standby letters of credit	594,000
Other standby letters of credit	340,000

$4,594,000

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $170,515 and increased by $742,418 for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. The overall increase in net interest income for the nine month period is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.85% to 2.21%, or 64 basis points, for the nine months ended September 30, 2010 to September 30, 2011. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. For the nine months ended September 30, 2011 the net yield on interest-earning assets increased to 3.58% as compared to 2.94% at September 30, 2010 and 3.02% for the entire year ended December 31, 2010.

The yield on interest-earning assets increased from 5.81% to 5.91%, or 10 basis points, from September 30, 2010 to September 30, 2011.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Average Balance	Income / Expense	Yields / Rates (2)	Average Balance	Income / Expense	Yields / Rates (2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (3)	$202,530	$3,419	6.75%	$213,454	$3,718	6.97%
Securities	39,389	236	2.40%	43,182	178	1.65%
Interest-bearing deposits	577	0	0.12%	282	0	0.10%
Federal funds sold	4,049	1	0.06%	3,002	1	0.19%

Total interest-earning assets (1)	$246,545	$3,656	5.93%	$259,920	$3,898	6.00%

Interest-bearing liabilities
Demand and savings deposits	$35,672	$85	0.95%	$35,998	$92	1.02%
Time deposits	216,449	1,282	2.37%	221,628	1,670	3.01%

Total deposits	252,121	1,367	2.17%	257,626	1,762	2.74%

Other short-term borrowings	5,775	10	0.68%	10,975	25	0.93%
Long-term debt	3,403	33	3.88%	3,403	35	4.11%

Total interest-bearing liabilities	$261,299	$1,410	2.16%	$272,004	$1,822	2.68%

Net interest income/net interest spread		$2,246	3.77%		$2,076	3.32%

Net yield on earning assets			3.64%			3.19%

(1)	Average securities exclude average unrealized gains of $259,000 and unrealized gains of $858,000 for the three months ended September 30, 2011 and 2010, respectively.

(2)	Annualized.

(3)	Average loans exclude average nonaccrual loans of $27,443,000 and $29,231,000 for the three months ended September 30, 2011 and 2010, respectively.

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Average Balance	Income / Expense	Yields / Rates (2)	Average Balance	Income / Expense	Yields / Rates (2)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (3)	$204,388	$10,361	6.76%	$222,438	$10,987	6.60%
Securities	40,077	714	2.37%	47,718	809	2.26%
Interest-bearing deposits	511	1	0.23%	123	0	0.11%
Federal funds sold	5,125	3	0.08%	1,318	2	0.18%

Total interest-earning assets (1)	$250,101	$11,079	5.91%	$271,597	$11,797	5.81%

Interest-bearing liabilities
Demand and savings deposits	$35,419	$232	0.87%	$26,632	$292	1.47%
Time deposits	219,367	4,007	2.44%	228,791	5,318	3.11%

Total deposits	254,786	4,239	2.22%	255,423	5,610	2.94%

Other short-term borrowings	5,775	34	0.77%	14,921	125	1.12%
Long-term debt	3,403	97	3.80%	3,403	96	3.75%

Total interest-bearing liabilities	$263,964	$4,370	2.21%	$273,747	$5,831	2.85%

Net interest income/net interest spread		$6,709	3.70%		$5,966	2.96%

Net yield on earning assets			3.58%			2.94%

(1)	Average securities exclude average unrealized losses of $145,000 and unrealized gains of $747,000 for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Annualized.

(3)	Average loans exclude average nonaccrual loans of $28,865,000 and $26,377,000 for the nine months ended September 30, 2011 and 2010, respectively.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information as of September 30, 2011 against September 30, 2010.

	2011 vs. 2010 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$404	$(1,029)	$(625)
Interest on securities	58	(153)	(95)
Interest on bank owned deposits	1	—	1
Interest on federal funds sold	(2)	3	1

Total interest income	461	(1,179)	(718)

Interest on interest-bearing demaind and savings deposits	(176)	116	(60)
Interest on time deposits	(1,101)	(210)	(1,311)
Interest on Federal Home Loan Bank advances	(31)	(60)	(91)
Interest on company guaranteed trust preferred securities	1	—	1

Total interest expense	(1,307)	(154)	(1,461)

Net interest income	$1,768	$(1,025)	$743

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $2,495,000 was made during the nine month period ending September 30, 2011 as compared to a provision of $420,000 made during the nine month period ending September 30, 2010. The allowance for loan loss as a percentage of total loans was 2.25%, 2.21%, and 2.85% at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Total nonaccrual loans decreased by $9,326,000, net charge-offs increased by $2,441,000, loans past due ninety days or more and still accruing decreased by $458,000, and restructured loans decreased by $104,000 for the nine months ended September 30, 2011 as compared to the same periods in 2010. Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2011 is adequate to absorb any foreseeable losses in the loan portfolio.

As of September 30, 2011, the Company had approximately $47.2 million in loans specifically evaluated for impairment with approximately $1.8 million in associated specific reserves. As of December 31, 2010 the Company had $50.4 million in loans specifically evaluated for impairment with approximately $2.1 million in associated specific reserves. Impaired loans represented 21.3% and 21.4% of the portfolio as of September 30, 2011 and December 31, 2010, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $21 and $29.5 million of nonaccrual loans as of September 30, 2011 and December 31, 2010, respectively.

The remaining portfolio of loans not considered impaired as of September 30, 2011 was $175.7 million, and the allowance for loan losses associated with these loans was $3.2 million or 1.83% of the unimpaired principal balance. As of December 31, 2010, loans not considered impaired were $186.1 million and the associated allowance was $3.1 million or 1.67% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $7.4 million in 2009, $2.2 million in 2010 and $2.9 million in the first nine months of 2011. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans was lower in 2010 than 2009; and 2011 trends, while slightly higher through nine months than prior year, are still positive and overall economic conditions in our market appear to have stabilized. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

At September 30, 2011 and 2010, nonaccrual, past due and restructured loans were as follows:

	September 30,
	2011	2010
	(Dollars in thousands)
Total nonaccruing loans	$21,048	$30,374
Loans contractually past due ninety days ormore as to interest or principal paymentsand still accruing	207	665
Restructured loans	20,078	20,182

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

As of September 30, 2011 and December 31, 2010, troubled debt restructuring loans (TDRs) were as follows:

	As of 9/30/2011	As of 12/31/2010
Total troubled debt restructurings (TDRs)	$20,077,672	$19,807,395
TDRs on nonaccrual status	4,428,419	12,656,703
TDRs included in impaired loans	19,866,509	12,433,192
Specific reserves on TDRs	471,759	121,956
Charge offs related to TDRs	871,836	871,836

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

The following is a category detail of our allowance percentage and reserve balance by loan type at September 30, 2011 and December 31, 2010:

Loan Group Description	September 30, 2011 Calculated Reserves	September 30, 2011 Reserve %	December 31, 2010 Calculated Reserves	December 31, 2010 Reserve %
Unsecured	$103,670	12.26%	$63,020	7.14%
Cash Value	14,276	0.34%	5,210	0.11%
Residential real estate	2,027,981	6.53%	2,258,833	5.88%
Commercial real estate	2,304,272	1.26%	2,234,925	1.20%
Business assets	341,494	18.29%	316,844	9.36%
Vehicles	166,524	8.35%	141,759	5.48%
Other	—	0.00%	5	0.00%
Unallocated	51,619	0.00%	203,168	0.00%

Total Allowance for Loan Loss	$5,009,836	2.25%	$5,223,764	2.21%

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

As of December 31, 2010, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. However, as of September 30, 2011 charge offs in this segment has declined reflecting the current condition of outstanding residential real estate loans.

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

Information regarding certain loans and allowance for loan loss data for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Average amount of loans outstanding	$229,973	$241,546

Balance of allowance for loan losses at beginning of period	$5,259	$6,815

Loans charged off
Commercial	(378)	(1)
Real estate	(2,155)	(104)
Installment	(53)	(114)

	(2,586)	(219)

Loans recovered
Commercial	2	—
Real estate	194	4
Installment	1	1

	197	5

Net charge-offs	(2,389)	(214)

Additions to allowance charged to operating expense during period	2,140	200

Balance of allowance for loan losses at end of period	$5,010	$6,801

Ratio of net loans charged-off during theperiod to average loans outstanding	1.04%	0.09%

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Average amount of loans outstanding	$233,253	$242,806

Balance of allowance for loan losses at beginning of period	$5,224	$6,649

Loans charged off
Commercial	(381)	(9)
Real estate	(2,452)	(133)
Installment	(96)	(221)

	(2,929)	(363)

Loans recovered
Commercial	5	43
Real estate	206	46
Installment	9	6

	220	95

Net charge-offs	(2,709)	(268)

Additions to allowance charged to operating expense during period	2,495	420

Balance of allowance for loan losses at end of period	$5,010	$6,801

Ratio of net loans charged-off during theperiod to average loans outstanding	1.16%	0.11%

Other Income

Other income decreased by $204,110 and $462,717 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The most significant component of other income is service charges on deposit accounts which accounts for 52% and 43% of total other income for the three months ended September 30, 2011 and 2010, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for three month period ended September 30, 2011 is largely due to the decreases in gains on sales of securities available for sale of $109,725 and gains on sales of foreclosed assets of $36,708. The decrease in other income for the nine month period ended September 30, 2011 is largely due to the decrease in service charges of $78,061, gains on sales of securities available for sale of $294,022 and gains on sales of foreclosed assets of $92,912.

Other Expenses

Other expenses decreased by $154,083 and $604,292 for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease for the three month period consists of an increase in salaries and employee benefits of $39,389, offset by decreases in occupancy and equipment expenses of $19,809 and other operating expenses of $173,633. The decrease for the nine month period consists of a decrease of $626,413 in other operating expenses and of $10,829 in occupancy and equipment expenses, offset by an increase of salaries and employee benefits of $32,950. The decline in other operating expenses through the first nine months of 2011 as compared to the same period in 2010 is primarily due to reduced data processing costs of approximately $108,000, reduced regulatory assessments of approximately $246,000 and reduced telephone expenses of approximately $90,000, and ORE expenses and losses of approximately $85,000; offset by increases in professional fees of approximately $77,000. At September 30, 2011, the number of full-time equivalent employees was 80 compared to 76 at September 30, 2010.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the nine months ended September 30, 2011 and September 30, 2010 was $2,582 and $3,741.

Income Tax Benefits

As of September 30, 2011, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended September 30, 2011.

Net Loss

Net loss increased by $1,819,512 and $1,191,007 for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. This increase in net loss for the period is primarily attributable to increases in provision for loan losses of $1,940,000 and $2,075,000 for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, offset by increase in the yield on earning assets for those periods.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2011	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: November 14, 2011	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)