Form 10-K
period 2011-12-31
CAPITOL CITY BANCSHARES INC
filed 2012-04-13
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2011: $21,112,450 (based on the stock price of $2.50 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of April 12, 2012; 10,226,069; $1.00 par value common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Capitol City Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performances. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risk discussed in the text of this Annual Report as well as the following specific items:

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

•

Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions of our strategic focus;

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

Business Overview

On April 14, 1998, Capitol City Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia for the purposes of serving as a bank holding company for Capitol City Bank and Trust Company (the “Bank”).

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

Capitol City Bank and Trust Company (the “Bank”) is a state banking institution chartered under the laws of the State of Georgia on June 30, 1994. Since opening on October 3, 1994, the Bank has continued a general banking business and presently serves its customers from eight locations: the main office located at 562 Lee Street, S.W. Atlanta, Georgia 30310; and service branches located at 2358 Cascade Road, Atlanta, Georgia 30311; Hartsfield-Jackson International Airport, Atlanta, Georgia; 5674 Memorial Drive, Stone Mountain, Georgia 30083; 301 W. Oglethorpe Boulevard, Albany, Georgia 31707; 339 Martin Luther King, Jr. Blvd., Savannah, Georgia 31401; 1268 Broad Street, Augusta, Georgia 30901; and 94 Peachtree Street, Atlanta, Georgia 30303.

The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and timed deposits, making individual, consumer, commercial, and installment loans, money transfers, safe deposit services, and making investments in U.S. government and municipal securities.

The data processing work of the Bank is processed with Fidelity National Information Services. The Bank offers its customers a variety of checking and saving accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from sellers of consumer goods.

The Bank serves the residents of the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties. Each of these areas has a diverse commerce, including manufacturing, financial and service sector economies. Atlanta also serves as the capital of the State of Georgia, with a significant number of residents employed in government.

Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition cost, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

As of December 31, 2011, the Bank had correspondent relationships with Sun Trust Bank of Atlanta, Georgia, First Tennessee Bank, Independent Bankers Bank and the Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The Company also owns 100% of the capital stock of, and operates as its subsidiary, a mortgage company called Capitol City Home Loans, Inc. The principal role of the Company is to supervise and coordinate the activities of its subsidiaries.

Capitol City Bank and Trust Company

The Bank offers demand accounts, savings accounts, money market accounts, certificates of deposit and IRA accounts to customers. Loans are made to consumers and small businesses. Approximately 68% of the loan portfolio are loans to small businesses and include loans made through the Small Business Administration. Consumer loans include first and second mortgage loans, home equity loans, auto loans and signature loans.

Competition

The banking business in the City of Atlanta and Fulton, DeKalb, Chatham, Richmond and Dougherty Counties is highly competitive. The Bank competes with numerous other financial institutions in the market it represents. In addition to large national banks (and branches of regional banks), there are many finance companies, credit union offices, and other non-traditional providers of services that compete in the Bank’s markets.

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

Employees

As of December 31, 2011, the Company had 76 full-time employees and 10 part time employees. The Company is not a part to any collective bargaining agreements.

Supervision and Regulation

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company’s subsidiaries.

This summary is qualified in its entirety by reference to the particular statue and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for protection of depositors rather than shareholders of the Company.

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

Regulatory Order

On January 13, 2010, Capitol City Bank & Trust Company (the “Bank”), the wholly-owned subsidiary bank of Capitol City Bancshares, Inc., entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and

Finances (the “GDB&F”), whereby the Bank consented to the issuance of a Consent Order (the “Order”). A copy of the Order was attached to the Company’s Form 8-K filed with the SEC on January 20, 2010.

The Order is based on findings of the FDIC during the on-site visitation and resulting report dated September 15, 2009. Since the completion of the visitation and report, the Board of Directors has aggressively taken an active role in working with the FDIC and the GDB&F to improve the condition of the Bank. In entering into the Order, the Bank did not concede to the findings or admit to any of the assertions therein. Additional discussion on the Order is included in Note 2 to the Consolidated Financial Statements.

Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDB&F. Other material provisions of the Order require the Bank to: (i) increase its board of directors’ participation in the affairs and operations of the Bank, (ii) assess management’s ability to comply with the Order and restore all aspects of the Bank to a safe and sound condition, (iii) establish a committee to oversee the Bank’s compliance with the Order, (iv) maintain specified minimum capital ratios of Tier I capital of 8% of total assets and Total risk-based capital of 10% of total risk-based assets, (v) improve the Bank’s lending and collection policies and procedures, (vi) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vii) perform risk segmentation analysis with respect to concentrations of credit, (viii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits, (ix) establish and review a comprehensive policy for the adequacy of the Bank’s allowance for loan and lease losses, (x) formulate and fully implement a written plan and comprehensive budget for all categories of income and expenses, and (xi) prepare and submit progress reports to the FDIC and the GDB&F. The FDIC order will remain in effect until modified or terminated by the FDIC and the GDB&F.

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

Source of Strength to Subsidiary Banks

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-bank subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for the Bank.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2011, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 5.47% and 4.21%, respectively, resulting in our being classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action. For a more detailed analysis of the Company and the Bank’s regulatory requirements, please see Note 19 to the Notes to Consolidated Financial Statements.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 200 basis points. Our Leverage Ratio at December 31, 2011 was 3.62%, which is below the minimum 8% required in the Consent Order. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action”.

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC require regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or it off-balance-sheet positions) in the evaluation of a bank’s capital adequacy. The regulatory agencies have proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

Under the regulations of the GDB&F, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDB&F, unless such bank meets all of the following requirements:

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders of $.08 per common share. We did not pay a dividend during 2009, 2010 or 2011 and we do not intend to pay a dividend in 2012 due to continued pressure on earnings and capital and as a result of the Consent Order.

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

The Gramm-Leach-Bliley Act of 1999

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate to view of opportunities or circumstances at the time.

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy that the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

The GDB&F regulates all areas of the banks banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

a. the total classified assets of the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

b. the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year; and

c. the ratio of Tier 1 capital to Adjusted Total Assets shall not be less than six (6) percent.

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

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships (“PCCRs”) that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as the “ten (10) percent haircut”); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100% of the Tier 1 capital; (3) the aggregate amount of nonmortgage servicing assets (“NMSAs”) and PCCRs included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRs) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemption and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company did not participate in the CPP.

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

FDIC Insurance Assessments

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on a supervisory evaluations, regulatory capital levels and other factors. The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned. Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions. The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institution’s capital ratios. The CAMELS rating of the institution is also used in the determination of the Risk Category. Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information. In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures. Thus, the assessment scale ranges from twelve basis points of assessable deposits for the strongest institutions (Risk Category I) to forty-five basis points for the weakest (Risk Category IV). In 2008 the FDIC increased the amount of deposits it insures from $100,000 to $250,000.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund. During 2008, Financing Corporation payments for Savings Association Insurance Fund members approximate 1.12 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

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

Commercial Real Estate Lending and Concentrations

On December 12, 2006, the federal bank regulatory agencies published final guidance on “Concentration in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). This Guidance is intended to remind financial institutions that strong risk management practices and appropriate levels of capital are important elements of a sound commercial real estate (“CRE”) lending program. The Guidance does not establish specific CRE lending limits. CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market. CRE loans are: land development and construction loans (including 1- to 4-family residential and commercial construction loans), other land loans, loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, nonaffiliated, rental income) or proceeds of the sale, refinancing, or permanent financing of the property.

Although the Guidance does not define a CRE concentration, it does describe the criteria that the regulatory agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk. Financial institutions may be indentified for further supervisory analysis of the level and nature of its CRE concentration risk if it has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria:

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

The Company’s main offices are located at 562 Lee Street, S.W., Atlanta, GA 30310. The main office, which is owned by the Bank, consists of approximately 7,000 square feet, four drive-in windows and adjacent parking lot.

Banking operations are also conducted from a branch located at 2358 Cascade Road, Atlanta, Georgia 30311. This branch is owned by the Bank and has been in continuous operation since it opened in October 3, 1994. The branch is a single story building with approximately 3,000 square feet, one drive-in window and an adjacent parking lot.

The Bank maintains a branch at Hartsfield-Jackson International Airport. The Hartsfield branch has two teller windows and a customer service desk. The branch is approximately 475 square feet, and is open seven days a week. The Bank leases the space for the Hartsfield branch from the airport. With regard to the Hartsfield lease, see also Note 6 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K, below.

The Bank maintains a branch it owns at 5674 Memorial Drive, Stone Mountain, Georgia 30083. The building is a two-story building with 4,706 square feet with a drive-in window.

On July 16, 2002, the Bank opened a branch at 301 W. Oglethorpe Boulevard, Albany, Georgia 31707. It is a two-story building with 6,174 square feet and a drive-in window.

In January, 2003, the Bank purchased two parcels of land downtown Savannah, Georgia and a 1,820 square foot parking garage. One parcel contains a 5,724 square foot building, while the other parcel is a vacant lot adjacent to the building. The address for the office is 339 Martin Luther King, Jr. Boulevard, Savannah, Georgia 31401. The office opened in January, 2004 as a full-service banking location.

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

ITEM 4.	N/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR: 2010	HIGH SELLING PRICE *	LOW SELLING PRICE *
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50

YEAR: 2011	HIGH SELLING PRICE *	LOW SELLING PRICE *
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50

*Prices are adjusted to reflect the 4-for-1 stock split effective June 22, 2010.

As of December 31, 2011, the Company had approximately 1,646 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2008 of $.08 per share and no dividends in 2009, 2010 or 2011.

On February 8, 2005, the Company approved a 4-for-1 stock split of its common shares. The split entitled each shareholder of record at the close of business on March 1, 2005, to receive four shares for every one share of stock of the Company owned by the shareholder. The stock split was implemented and the stock was distributed in the form of a stock dividend.

On July 13, 2010, the Company approved a 4-for-1 stock split of its common shares. The split entitled each shareholder of record at the close of business of June 22, 2010 to receive four shares for every one share of stock of the Company owed by the shareholder. The stock split was implemented and the stock was distributed in the form of stock dividend. The par value was changed from $1.50 to $1.00 per share.

The Company offered up to 1,500,000 shares of its common stock in a registered public offering. The final Prospectus was filed with the SEC on May 8, 2008 and contained the specifics of the offering. The Company sold 1,065,586 shares and received $4,286,684 into its capital account. The offering terminated on May 8, 2011. The Company did not purchase any of its common stock during 2011.

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

The Company is actively soliciting prospective institutional investors to purchase additional cumulative preferred stock which would be sold subject to terms and conditions similar to those currently outstanding, and would rank senior to all common stock of CCB regarding dividends and liquidation rights.

The Company filed a preliminary registration statement on Form S-1 with the SEC and intends to sell up to $12.5 million (500,000 shares) of common stock in a public offering. We estimate the public offering to begin as early as April, 2012. Common Stock sold in the public offering will not be restricted but will be freely transferrable without legends or the transfer restrictions of the common stock sold in this private offering.

Unregistered Sale of Equity Securities

On March 19, 2012, Capitol City Bancshares, Inc. began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SUMMARY

As of December 31, 2011, we reported total assets of $295.9 million, an increase of approximately $570 thousand, or 0.2%, over 2010. During 2011, we experienced decreases in total loans, net of unearned income of $15.4 million with the majority being offset by the increase in foreclosed assets of $9.2 million when compared to the same period in 2010. Securities available for sale increased approximately $5.6 million due primarily to our efforts to improve liquidity. For the year ended December 31, 2011, we had a net loss of $1.6 million as compared to a net income of $37 thousand for the year ended December 31, 2010.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of December 31, 2011, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011.

RESULTS OF OPERATIONS

General

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and securities losses, to generate noninterest income, and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond our control, the ability to generate net interest income is dependent upon our ability to obtain an adequate spread between the rate earned on interest-bearing assets and the rate paid on interest-bearing liabilities.

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income increased by $854 thousand for the year ended December 31, 2011 with $8.9 million compared to $8.1 million at 2010. The increase in net interest income is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.75% to 2.17%, or 58 basis points, when comparing the year ended December 31, 2010 to December 31, 2011. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2011 and 2010.

The yield on interest-earning assets increased from 5.83% to 5.90%, or 7 basis points, from December 31, 2010 to December 31, 2011. The increase in the yield on interest-earning assets is primarily the result of the increase in the yield on average loans of 8 basis points to 6.74% in 2011 as compared to 6.66% in 2010 and the increase in the yield on average securities of 12 basis points to 2.38% as compared to 2.26% in 2010. Average loans represented 81.7% and 81.6% of total interest-earning assets at December 31, 2011 and 2010, respectively. Stabilization and slight improvement of our yield on average loans is primarily due to our continued focus on the establishment of interest rate floors on new and renewing loans.

The key performance measure for net interest income is the net interest margin or net yield, which is net interest income divided by total average interest-earning assets. Interest-earning assets consist of interest-bearing deposits at other financial institutions, loans, securities, and federal funds sold. Interest-bearing liabilities consist of interest-bearing deposits, note payable, federal funds purchased, Federal Home Loan Bank advances, securities sold under repurchase agreements, and trust preferred securities.

The net interest margin increased to 3.60% for the year ended December 31, 2011 as compared to 3.02% for the year ended December 31, 2010. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin.

	Years Ended December 31,
	2011			2010
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1)(2)	$202,394	$13,651	6.74%	$217,778	$14,497	6.66%
Securities (4)	40,287	958	2.38%	46,399	1,047	2.26%
Interest-bearing deposits in other financial institutions	530	1	0.19%	182	3	1.64%
Federal funds sold	4,639	4	0.09%	2,449	5	0.20%

Total interest-earning assets	247,850	14,614	5.90%	266,808	15,552	5.83%

Non-interest earning assets:
Cash and due from banks	8,371			8,654
Unrealized gains on securities available for sale	(37)			644
Allowance for loan losses	(5,463)			(5,812)
Other assets	51,668			44,327

Total Assets	$302,389			$314,621

Interest-bearing liabilities
Interest bearning demand and savings deposits	$35,698	328	0.91%	$35,999	380	1.05%
Time deposits	217,327	5,198	2.39%	219,120	6,833	3.12%

Total deposits	253,025	5,526	2.18%	255,119	7,213	2.83%
Other short-term borrowings	5,792	43	0.74%	13,883	152	1.09%
Long-term debt	3,403	131	3.85%	3,403	127	3.74%

Total interest-bearing liabilities	262,220	5,700	2.17%	272,405	7,492	2.75%

Non-interest bearing demand	28,082			28,327
Other liabilities	2,868			4,107
Stockholders’ equity (3)	9,219			9,782

Total Liabilities and Stockholders’ Equity	$302,389			$314,621

Net interest income/net interest spread		$8,914	3.72%		$8,060	3.08%

Net yield on earning assets			3.60%			3.02%

(1)	Average loans exclude average nonaccrual loans of $27.0 million and $23.8 million for the years ended December 31, 2011 and 2010, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $909 thousand and $1.3 million of loan fee income for the years ended December 31, 2011 and 2010.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information as of December 31, 2011 against December 31, 2010.

	2011 vs. 2010 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$175	$(1,021)	$(846)
Interest on securities	54	(143)	(89)
Interest on interest-bearing deposits in other financial institutions	(5)	3	(2)
Interest on federal funds sold	—	(1)	(1)

Total interest income	224	(1,162)	(938)

Interest on interest-bearing demaind and savings deposits	(49)	(3)	(52)
Interest on time deposits	(1,580)	(55)	(1,635)
Interest on short-term borrowings	(39)	(70)	(109)
Interest on long-term debt	4	—	4

Total interest expense	(1,664)	(128)	(1,792)

Net interest income	$1,888	$(1,034)	$854

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 1 to the Consolidated Financial Statements, and above in the Critical Accounting Policies section of this report.

A provision of $2,746,000 was made for the year ended December 31, 2011 as compared to a provision of $470,000 made for the year ended December 31, 2010. The allowance for loan loss as a percentage of total loans was 2.34% and 2.21% at December 31, 2011 and December 31, 2010, respectively. Net charge-offs as a percentage of average outstanding loans were 1.27% in 2011 and 0.78% in 2010. Net loan charge-offs increased $920 thousand to $2.8 million for the year ended December 31, 2011 when compared to $1.9 million for the year ended December 31, 2010.

Other Income

Other income decreased by approximately $241 thousand for the year ended December 31, 2011 with $2.4 million compared to $2.6 million for the same period in 2010. The most significant component of other income is service charges on deposit accounts which accounts for 59% and 58% of total other income for the years ended December 31, 2011 and 2010, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the year ended December 31, 2011 is largely due to the decreases in gains on sales of securities available for sale of approximately $165 thousand when comparing 2011 to 2010. For 2011, a loss on sales of foreclosed real estate was recorded for $37 thousand when compared to 2010 of a gain on sales of foreclosed real estate of $26 thousand.

Other Expenses

Other expenses decreased by approximately $31 thousand for the year ended December 31, 2011 with $10.1 million compared to $10.2 million for the same period in 2010. This decrease is primarily a result of a reduction of other operating expenses of $97 thousand with regulatory assessment fees decreasing $316 thousand and telephone expenses decreasing approximately $92 thousand offset by a $282 thousand increase in other real estate expenses. Occupancy and equipment expenses decreased $24 thousand when comparing the year ended December 31, 2011 to the year ended December 31, 2010. Salaries and employee benefits increased $90 thousand for 2011 when compared to 2010. At December 31, 2011, the number of full-time equivalent employees was 81 compared to 78 at December 31, 2010.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the year ended December 31, 2011 and December 31, 2010 was $3,289 and $4,299.

Income Tax Benefits

As of December 31, 2011, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the year ended December 31, 2011 and 2010.

Return on Equity and Assets

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2011	2010
Return on assets (1)	-0.53%	0.01%
Return on equity (2)	-17.30%	0.37%
Dividend payout (3)	0.00%	0.00%
Equity to assets (4)	3.05%	3.11%

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average equity.
(3)	Dividends declared per share of common stock divided by basic loss per share.
(4)	Average equity divided by average total assets.

FINANCIAL CONDITION

Total assets increased approximately $571 thousand, or 0.2%, from 2010 to 2011 with $295.9 million. The increase was largely due to an increase of $1.7 million from cash and due from banks and an increase of $5.6 million in securities available for sale. Loans, net of unearned income decreased $15.4 million with $10.3 million in loans moving to foreclosed real estate and $3.1 million in loans being charged off during 2011. The remaining decrease in loans is attributed to payoff of loans from customers. The loan to deposit ratio at December 31, 2011 was 79.5% compared to 85.6% at December 31, 2010.

Total deposits increased $1.6 million, or 0.6%, when comparing December 31, 2011 to December 31, 2010. This increase is attributed to $6.4 million increase in non-interest bearing demand deposits, interest-bearing demand deposits, money market and savings accounts with a decrease in time deposits of $4.8 million. Time deposits of $100,000 or more increased during this same time period by $13.3 million, to $126.4 million, while other time deposits decreased during the period by $18.1 million, to $84.8 million. Noninterest-bearing demand deposits accounted for 10.3% and 8.9% of total deposits at December 31, 2011 and 2010, respectively. Brokered certificates of deposits decreased $5.7 million to $13.9 million as of December 31, 2011.

Stockholders’ equity decreased by $1.0 million for December 31, 2011. This net decrease consisted of net loss of $1.6 million, proceeds from issuance of common stock of $110 thousand, dividends declared on preferred stock of $62 thousand, and net increases in accumulated other comprehensive income of $507 thousand.

Average total assets decreased $12.2 million from 2010 to 2011. Average interest-earning assets decreased $18.9 million from 2010 to 2011, including a decrease of $15.4 million in average total loans, and a decrease in $6.1 million in securities, offset by an increase in federal funds sold of $2.2 million and an increase of $348 thousand in interest-bearing deposits in other financial institutions. Average interest-bearing liabilities decreased during the same period by $10.2 million from $272.4 million to $262.2 million, largely due to a decrease of $8.1 million in average Federal Home Loan Bank advances and a decrease of $2.1 million in average interest bearing deposits. These increases and decreases in average balances for the year ended December 31, 2011 reflect management’s attempts to maximize interest-earning assets and the overall margin.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $42.6 million at December 31, 2011, compared to $37.0 million at December 31, 2010. The most significant increases in the securities portfolio have resulted from the purchases of $21.0 million in state, county and municipal bonds and $21.4 million in mortgage-backed securities, which were offset by the sale of $7.4 million in state, county and municipal bonds, the sale and/or paydowns of $29.4 million in mortgage-backed securities and the sale and/or paydowns of $580 thousand in U.S. Government sponsored enterprise bond. Gains on the sales of securities available for sale for 2011 were $404 thousand. At December 31, 2011, the securities portfolio had unrealized net gains of approximately $73 thousand.

	December 31,
	2011	2010
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	$583
State, county and municipals	15,964	2,208
Mortgage-backed securities GSE residential	25,925	33,543
Trust preferred securities	628	628
Equity securities	50	50

Total securities	$42,567	$37,012

The following table set forth the maturities of the investment securities at carrying value at December 31, 2011 and the related weighted yields. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

	Maturity
	One Year or Less		One through Five Years		Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	0.00%	$—	0.00%	$—		$—		$—
State, county and municipals	500	6.39%	500	6.54%	7,433	2.81%	7,531	4.23%	15,964
Mortgage-backed securities
GSE residential	—	0.00%	—	0.00%	7	2.13%	25,918	1.84%	25,925
Trust preferred securities	—	0.00%	525	9.50%	—	0.00%	103	3.70%	628

Total securities	$500	6.39%	$1,025	8.06%	$7,440	2.81%	$33,552	2.38%	$42,517

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOANS

Total loans, net of unearned income decreased approximately $15.4 million, or 6.53%, at December 31, 2011. This decrease is due to approximately $10.3 million in loans being transferred to foreclosed real estate and $3.1 million in loans being charged off during 2011.

At December 31, 2011, the Company had loan concentrations in real estate totaling $212,264,797 or 96.1% of total loans. Loans secured by the cash value of deposits or investments of $3,927,837 or 1.8% of total loans. The remaining $4,722,866 or 2.1% of total loans consist of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	December 31,
	2011	2010
	(Dollars in thousands)
Unsecured	$848	$883
Cash value	3,928	4,825
Residential real estate	31,147	38,448
Commercial real estate	181,118	186,282
Business assets	1,822	3,386
Vehicles	1,949	2,586
Other	104	106

Total Loans	$220,916	$236,516

The following table sets forth the contractual maturity distribution of loans as of December 31, 2011.

2011
(Dollars in thousands)
Commercial
One year or less	$3,382
After one through five years	1,785
After five years	1,905

Total Commercial Loans	$7,072

Construction
One year or less	$8,454
After one through five years	1,260
After five years	2,707

Total Construction Loans	$12,421

Other
One year or less	$82,157
After one through five years	75,128
After five years	44,138

Total Other Loans	$201,423

Total Loans	$220,916

The following table summarizes loans at December 31, 2011 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

2011
(Dollars in thousands)
Predetermined interest rates	$55,313
Floating or adjustable interest rates	71,610

Total	$126,923

ASSET QUALITY

At year-end 2011, the loan portfolio was 74.4% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$97,961	11.55%	$63,020	7.14%
Cash Value	16,727	0.43%	5,210	0.11%
Residential real estate	2,083,285	6.69%	2,258,833	5.88%
Commercial real estate	2,480,770	1.37%	2,234,925	1.20%
Business assets	299,741	16.45%	316,844	9.36%
Vehicles	176,021	9.03%	141,759	5.48%
Other	—	0.00%	5	0.00%
Unallocated	—	0.00%	203,168	0.00%

Total Allowance for Loan Loss	$5,154,505	2.34%	$5,223,764	2.21%

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

As of December 31, 2010, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. While the amount of the calculated allowance for loan losses for residential real estate has decreased by $176 thousand when comparing December 31, 2011 to December 31, 2010, the charge offs in this segment has increased reflecting the continuing decline in real estate values of outstanding residential real estate loans. As of December 31, 2011, management is still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of December 31, 2011 and have allocated specific reserves based on calculated impairments.

Updated appraisals or evaluations are generally obtained annually for impaired collateral dependent loans and ORE. If there is a concern about the appraised value, the procedure is to contact the appraisal management company and discuss the concern. Next, the appraisal management company will perform an internal review of the appraisal and make their conclusions. The appraiser may be contacted by the appraisal management company and an adjustment or a new appraisal might be obtained. Only on a few occasions, adjustments were made to outdated appraisals. The individuals making the adjustment factored in the current economic factors, market conditions, recent sales and current trends on similar types of properties to determine a percentage for the adjustment. Property evaluations were used in lieu on appraisals as long as it is within USPAP guidelines. Appraisals are obtained for all collateral dependent loans at the initial underwriting. On annual reviews, updated appraisals are generally obtained. However, we used tax assessments, broker evaluations or present value of discounted cash flows to obtain a value until a new appraisal is obtained.

Information regarding certain loans and allowance for loan loss data for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Average amount of loans outstanding	$229,344	$242,979

Balance of allowance for loan losses at beginning of period	$5,224	$6,649

Loans charged off
Commercial	(219)	(11)
Real estate	(2,592)	(2,074)
Installment	(243)	(80)

	(3,054)	(2,165)

Loans recovered
Commercial	12	44
Real estate	217	197
Installment	10	29

	239	270

Net charge-offs	(2,815)	(1,895)

Additions to allowance charged to operating expense during period	2,746	470

Balance of allowance for loan losses at end of period	$5,155	$5,224

Ratio of net loans charged-off during the period to average loans outstanding	1.23%	0.78%

As of December 31, 2011, the Company had approximately $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. As of December 31, 2010 the Company had $50.4 million in loans specifically evaluated for impairment with approximately $2.0 million in associated specific reserves. Impaired loans represented 22.0% and 21.3% of the portfolio as of December 31, 2011 and December 31, 2010, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $24.4 million and $29.5 million of nonaccrual loans as of December 31, 2011 and December 31, 2010, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2010. The $1.8 million decrease in impaired loans from December 31, 2010 to December 31, 2011 was due to a decrease in impaired business asset loans and real estate loans. The primary reason for the decrease in real estate impaired loans was due to foreclosure; however, these decreases were partially offset by further migration of loans to impaired status. The overall level of impaired loans as of December 31, 2011 is still higher than impaired loans as of December 31, 2009, but lower than December 31, 2010. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of December 31, 2011 was $172.3 million, and the allowance for loan losses associated with these loans was $2.2 million or 1.30% of the unimpaired principal balance. As of December 31, 2010, loans not considered impaired were $186.1 million and the associated allowance was $3.2 million or 1.73% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $7.4 million in 2009, $2.2 million in 2010 and $3.1 million in 2011. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans was lower in 2010 than 2009; and 2011 trends, while slightly higher than prior year, are still positive and overall economic conditions in our market appear to have stabilized. As of December 31, 2011, $212 million of our $221 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $44.8 million at December 31, 2011, representing an increase of $5.8 million (14.7%) from December 31, 2010. This increase is attributable to increases of $1.7 million in past dues over 90 days still accruing, $9.2 million in foreclosed assets, and a decrease of $5.2 million in nonaccrual loans. Total nonperforming assets were 20.36% of total loans at December 31, 2011, compared to 16.59% at December 31, 2010. Nonperforming assets represented 15.15% of total assets at December 31, 2011, compared to 13.23% of total assets at December 31, 2010. Nonaccrual loans represented 11.08% of total loans outstanding at December 31, 2011, compared to 12.54% of total loans outstanding at December 31, 2010. There were no related party loans which were considered to be nonperforming at December 31, 2011.

At December 31, 2011 and 2010, nonperforming assets were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Total nonaccruing loans	$24,385	$29,547
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,297	620
Other real estate owned	18,152	8,917
Repossessed assets	2	—

Total nonperforming assets	$44,836	$39,084

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at December 31, 2011 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $2.3 million during 2011. This decrease is mostly attributed to the decrease in the average balance on time deposits. Average time deposits decreased $1.8 million to $217.3 million during 2011 as compared to $219.1 million during 2010. The decrease in average time deposits is attributed to the maturity of brokered time deposits and the lessening of the reliance on internet (out-of-market) funding as management is now concentrating on replacing these deposits with more traditional (“core”) deposits.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011		2010
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$28,082	0.00%	$28,327	0.00%
Interest bearing demand and savings deposits	35,698	0.91%	35,999	1.05%
Time deposits	217,327	2.39%	219,120	3.12%

Total	$281,107	2.18%	$283,446	2.83%

Time deposits greater than $100,000 totaled $126.4 million at December 31, 2011, compared to $113.0 million at December 31, 2010. Our overall change in time deposits between December 31, 2010 and December 31, 2011 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2011 for the periods indicated.

(Dollars in thousands)
Three months or less	$29,247
Over three through twelve months	52,741
Over twelve months	44,363

Total	$126,351

REGULATORY CAPITAL REQUIREMENTS

At December 31, 2011, our capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At December 31, 2011, stockholders’ equity was $8.2 million versus $9.2 million at December 31, 2010. This decrease is attributed to a net loss of $1.6 million being offset by proceeds from issuance of common stock of $110 thousand, dividends declared on preferred stock of $62 thousand, and net increases in accumulated other comprehensive income of $507 thousand.

The primary sources of funds available to the holding company are the payment of dividends by our subsidiaries. Banking regulations limit the amount of the dividends that may be paid by our bank subsidiary without prior approval of the Bank’s regulatory agency. Currently, no dividends can be paid by the Bank to the holding company without regulatory approval. The payment of dividends is decided by the Board of Directors based on factors available to them at the time of declaration.

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2011, Company’s and Bank’s capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at December 31, 2011 are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total Capital to Risk Weighted
Assets:
Consolidated	$14,075	5.47%	$20,585	8.00%	N/A	N/A
Bank	$15,237	5.93%	$20,566	8.00%	$25,708	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$10,837	4.21%	$10,292	4.00%	N/A	N/A
Bank	$12,000	4.67%	$10,283	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$10,837	3.62%	$11,961	4.00%	N/A	N/A
Bank	$12,000	4.02%	$11,952	4.00%	$23,904	8.00%

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2010:
Total Capital to Risk Weighted
Assets:
Consolidated	$16,176	6.21%	$20,825	8.00%	N/A	N/A
Bank	$16,600	6.38%	$20,801	8.00%	$26,001	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$12,901	4.96%	$10,412	4.00%	N/A	N/A
Bank	$13,325	5.12%	$10,401	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$12,901	4.17%	$12,382	4.00%	N/A	N/A
Bank	$13,325	4.31%	$12,370	4.00%	$24,739	8.00%

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

At December 31, 2011, the Bank’s liquidity ratio of 10.35% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of December 31, 2011, the Company had availability with FHLB of $6.4 million. As of December 31, 2011, the Company had the ability to borrow up to $5 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.5 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2011 are as follows:

December 31, 2011
(Dollars in thousands)
Commitments to extend credit	$4,196
Financial standby letters of credit	544
Other standby letters of credit	340

$5,080

CONTRACTUAL OBLIGATIONS

The following table presents the Company’s contractual obligations as of December 31, 2011.

	Payments Due After December 31, 2011
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Note payable	$275	$275	$—	$—	$—
Federal Home Loan Bank advances	5,500	5,500	—	—	—
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$9,178	$5,775	$—	$—	$3,403

We did not have any material commitments for capital expenditures at December 31, 2011.

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

Our asset/liability mix is monitored on a regular basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest-rate liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income,. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2011, our cumulative one year interest rate sensitivity gap ratio was 84%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2011, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$636	$—	$—	$—	$636
Federal funds sold	595	—	—	—	595
Securities available for sale	550	—	1,025	40,992	42,567
Restricted equity securities	793	—	—	—	793
Loans (1)	110,036	33,109	45,023	8,363	196,531

Total interest-earning assets	112,610	33,109	46,048	49,355	241,122

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	37,301	—	—	—	37,301
Certificates, less than $100,000	15,582	33,219	36,012		84,813
Certificates, $100,000 and over	29,247	52,741	44,363	—	126,351
Note payable	275	—	—	—	275
Federal Home Loan Bank advances	—	5,500	—	—	5,500
Company guaranteed trust preferred securities	—	—	—	3,403	3,403

Total interest-bearing liabilities	82,405	91,460	80,375	3,403	257,643

Interest rate sensitivity gap	$30,205	$(58,351)	$(34,327)	$45,952

Cumulative interest rate sensitivity gap	$30,205	$(28,146)	$(62,473)	$(16,521)

Interest rate sensitivity gap ratio	1.37	0.36	0.57

Cumulative interest rate sensitivity gap ratio	1.37	0.84	0.75	0.94

(1)	Excludes nonaccrual loans of $24.4 million.

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

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—December 31, 2011 and 2010

Consolidated Statements of Comprehensive Loss—December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity—December 31, 2011 and 2010

Consolidated Statements of Cash Flows—December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet—December 31, 2011

Consolidating Statement of Operations—December 31, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective at the reasonable level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report of Internal Control over Financial Reporting

The management of Capitol City Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis by the Company’s internal controls.

We identified the following deficiency in internal control that we consider to be a material weakness:

Our system for monitoring valuation of foreclosed real estate and recording activity related to foreclosed real estate is materially deficient. Consideration of the valuation of foreclosed real estate noted a general failure to obtain updated valuations on properties held; approximately 24% of properties held had current valuations on file. Review of activity noted two instances in which transactions occurred during the year ended December 31, 2011; however, appropriate entries were not reflected during the period. The failure to monitor valuation and properly record transactions resulted in additional chargeoffs of loan balances and foreclosed real estate. The current system within the Bank is not adequately monitoring the valuation of foreclosed real estate or ensuring the timely and appropriate recognition of activity.

In order to address the material weakness, we have established the following policies:

1)	The foreclosed real estate policy of Capitol City Bank and Trust Company is to obtain annual valuations, through either appraisals or evaluations, on foreclosed properties in accordance with regulatory guidance. When performing evaluations; we will use a discount to offset or adjust the valuations appropriately. The discount table percentages will be based on the age of the last valuation in file and known market conditions.

The foreclosed real estate officer will maintain a spreadsheet which lists valuation dates, values, listing agreements, maturity dates, etc. This information is monitored and reviewed monthly by the Special Asset Manager. The report will be presented to the Board of Directors quarterly.

2)	Our policy is for the foreclosed real estate officer to obtain a current evaluation once it’s been determined that a property is being considered for foreclosure. The Special Assets Manager and foreclosed real estate officer will review monthly foreclosed property activity to ensure the book balance of the foreclosed property is balanced to the general ledger.

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

The information required by this Item is incorporated by the reference of the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(1) Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2011, together with the related notes and the report of the independent registered public accounting firm, of Nichols Cauley & Associates, LLC.

(2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2012.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ George G. Andrews
GEORGE G. ANDREWS, PRESIDENT AND CHIEF EXECUTIVE OFFICER

BY:	/s/ Tatina Brooks
TATINA BROOKS, PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 13, 2012.

Signature	Title

/s/ George G. Andrews
George G. Andrews	Director, President and Chief Executive Officer

/s/ Charles W. Harrison
Charles W. Harrison	Director

/s/ Roy W. Sweat
Roy W. Sweat	Director

/s/ William Thomas
William Thomas	Chairman

/s/ Cordy T. Vivian
Cordy T. Vivian	Director

/s/ Shelby Wilkes
Shelby Wilkes	Director

/s/ Tarlee W. Brown
Tarlee W. Brown	Director

/s/ Pratape Singh
Pratape Singh	Director

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB files on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2008 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2008 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2008 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporation by referenced as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999.

10.1	Capitol City Bancshares, Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.