Form 10-Q
period 2012-03-31
CAPITOL CITY BANCSHARES INC
filed 2012-05-16
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2012; 10,240,069; $1.00 par value common shares

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31,
	(unaudited)	2011
Assets

Cash and due from banks	$6,646,892	$7,029,604
Interest-bearing deposits at other financial institutions	600,299	635,511
Federal funds sold	—	595,000
Securities available for sale	45,639,625	42,566,577
Restricted equity securities, at cost	792,900	792,900

Loans, net of unearned income	222,621,402	220,172,602
Less allowance for loan losses	5,346,159	5,154,505

Loans, net	217,275,243	215,018,097

Premises and equipment, net	9,166,553	9,137,049
Foreclosed real estate	17,344,100	18,151,601
Other assets	1,823,250	1,953,767

Total assets	$299,288,862	$295,880,106

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$30,450,925	$28,433,587
Interest-bearing	247,478,664	248,465,195

Total deposits	277,929,589	276,898,782
Federal funds purchased	1,445,000	—
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,646,215	1,601,390

Total liabilities	$290,199,054	$287,678,422

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Common stock, par value $1.00; 80,000,000 shares authorized; 10,056,069 and 9,833,430 shares issued and outstanding, respectively	10,056,069	9,833,430
Surplus	447,398	130,036
Retained deficit	(3,344,304)	(3,442,584)
Accumulated other comprehensive income (loss)	322,845	73,002

Total stockholders’ equity	9,089,808	8,201,684

Total liabilities and stockholders’ equity	$299,288,862	$295,880,106

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Income

Three months ended March 31, 2012 and 2011

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$3,302,339	$3,452,767
Deposits in banks	130	615
Securities	258,697	219,065
Federal funds sold	649	1,654

Total interest income	3,561,815	3,674,101

Interest expense:
Deposits	1,152,434	1,456,316
Other borrowings	45,149	44,172

Total interest expense	1,197,583	1,500,488

Net interest income	2,364,232	2,173,613
Provision for loan losses	195,000	205,000

Net interest income after provision for loan losses	2,169,232	1,968,613

Other income:
Service charges on deposit accounts	342,607	340,740
Other fees and commissions	27,541	23,353
Gain on sales of available for sale securities	115,694	—
Other operating income	134,481	118,854

Total other income	620,323	482,947

Other expenses:
Salaries and employee benefits	940,370	913,976
Occupancy and equipment expenses, net	272,341	322,119
Other operating expenses	1,428,564	1,130,163

Total other expenses	2,641,275	2,366,258

Income before income tax benefits	148,280	85,302

Income tax benefits	—	—

Net income	148,280	85,302

Preferred stock dividends	(50,000)	(50,000)

Net income available available to common shareholders	98,280	35,302

Other comprehensive income:
Unrealized gains on securities available for sale arising during period, net of tax	365,537	54,918
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(115,694)	—

Comprehensive income	$348,123	$90,220

Basic earnings per common share	$0.01	$—

Diluted earnings per common share	$0.01	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$148,280	$85,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	241,340	228,062
Provision for loan losses	195,000	205,000
Net gain on sale of securities available for sale	(115,694)	—
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities	175,342	(231,819)

Net cash provided by operating activities	594,268	236,545

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,992,359)	(5,147,408)
Proceeds from sales of securities available for sale	3,888,865	—
Proceeds from maturities and paydowns of securities available for sale	1,275,248	1,023,364
Net (increase) decrease in interest-bearing deposits at other financial institutions	35,212	(1,571)
Net (increase) decrease in federal funds sold	595,000	(5,585,000)
Net (increase) decrease in loans	(1,644,645)	1,052,836
Payments for construction in process	(112,136)	—
Purchase of premises and equipment	(37,973)	—

Net cash used in investing activities	(3,992,788)	(8,657,779)

FINANCING ACTIVITIES
Net increase in deposits	1,030,807	9,586,082
Net increase in federal funds purchased	1,445,000	—
Proceeds from issuance of common stock	530,000	78,500
Proceeds from exercise of stock options	10,001	—

Net cash provided by financing activities	3,015,808	9,664,582

Net increase (decrease) in cash and due from banks	(382,712)	1,243,348

Cash and due from banks at beginning of year	7,029,604	5,345,394

Cash and due from banks, end of period	$6,646,892	$6,588,742

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,214,518	$1,618,139

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$—	$550,524
Financed sales of foreclosed real estate	$994,792	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The interim consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after March 31, 2012, but prior to May 15, 2012, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits at other financial institutions, federal funds sold, Federal Home Loan Bank advances, and deposits are reported net.

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At March 31, 2012 and December 31, 2011, those restricted balances were $2,453,491 and $2,399,858, respectively.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Management’s decision to charge off a loan is based on a loan by loan basis according to the facts and circumstances of each loan. The determination to charge off a loan is based on whether or not there is the possibility of full or partial collection from either liquidation of collateral or workout arrangement with the principal(s) or some other parameters. The number of days a loan is delinquent does not necessarily determine the basis for a loan being charged off but helps to determine when the loan will be placed on nonaccrual. If an impaired loan is considered collateral dependent based upon the fair value of the collateral, a partial charge off is recorded to the allowance for loan losses representing the collateral deficiency of the impaired loan. An impaired loan to be considered collateral dependent is when the only source of repayment is from the sale or liquidation of the collateral.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Loans are identified as impaired through the Company’s internal loan review procedures and through the monitoring process of reviewing loans for appropriate risk rating assignment. A loan is considered impaired when it is probable, based on current information and events; the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. When current information and events exist that question whether the Company will collect all contractual payments, a loan will be assessed for impairment. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. For any impaired loans having a partial charge off, the amount of specific reserve will be reduced for those individual impaired loans.

The general components cover unimpaired loans and are based on historical loss experience adjusted for qualitative factors, such as the various risk characteristics of each loan segment. Historical losses are evaluated based on gross charge offs and/or partial charge offs for each loan grouping using a 24 month rolling average. The qualitative factors used in adjusting the historical loss ratio consist of two broad groups, external and internal factors. External factors include, but are not limited to: national and local economic conditions with an emphasis on unemployment rates, changes in the regulator climate, legal constraints, political action and competition. Internal factors considered are the lending policies and procedures, the nature and mix of the loan portfolio, the lending staff, credit concentrations, trends in loan analytics ( nonaccruals, past dues, charge off’s, etc.), changes in the value of underlying collateral and results of internal or external loan reviews. The pertinent data (the quantitative factors) are compiled and reviewed on a regular basis. As trends in the data or other changes are observed that indicate adjustments to the loss ratios are warranted, adjustments to the loss ratio are made through adjusting the ASC 450 factors.

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

Foreclosed Real Estate

Foreclosed real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed real estate and subsequent adjustments to the value are expensed. When the foreclosed real estate property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Losses on sales of foreclosed real estate are recognized at the time of the sale. Gains on sales of foreclosed real estate are accounted for in accordance with the conditions set forth in ASC 360, which includes conditions for recognizing deferred gains in future periods. Financed sales of foreclosed real estate are accounted for in accordance with generally accepted accounting principles. Loans originated in relation to financed sales are subjected to the same underwriting standards applied to real estate loans which originate in the normal course of business.

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

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial statements and determined the Bank had no uncertain tax positions at March 31, 2012. Further, all years subsequent to 2008 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

NOTE 3.	REGULATORY ORDER AND GOING CONCERN CONSIDERATIONS

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

The Bank is in substantial compliance with the terms of the Order, with exceptions including compliance with required capital and problem asset levels, specifically other material provisions have been addressed as follows:

i.	Prior to and since the Order, it has been and continues to be the primary focus of the Board of Directors and Bank’s management to get the Bank back on sound financial footing. The Board in general and each committee in particular are taking a more active role the affairs of the Bank.

ii.	The new Chief Operating Officer, John Turner, has taken on the role and responsibility of enforcement and oversight for compliance with the Order. A quarterly report is submitted on the status of the Bank’s compliance. Additionally, he had an immediate positive impact on the Bank’s overall financial position with the implementation of a number of new fee based products, including a new merchant services program, and organizational cost controls. These actions will obviously have a positive impact on the Bank’s bottom line.

iii.	The committee established for oversight of compliance with the Order is the Compliance Committee, that committee is active and ongoing.

iv.	The Bank is currently below the requisite minimum capital ratios of Tier 1 capital at 8% of total assets and total risk based capital at 10% of total risked based assets. The Bank continues to actively pursue those institutional investors that have made conditional commitments to us. Additionally, the Bank will continue to solicit on an ongoing basis investment from individuals. As these funds are infused, its capital ratios will improve to the required levels.

v.	The Bank’s lending and collection policy has been updated. Additionally, procedures and guidelines have been implemented that strengthens the Bank’s underwriting of loans, especially as relates to the Bank’s loan concentrations in church and c-store loans. The Bank believes these improvements will also positively impact the credit quality of our portfolio as new loans are written and existing credits are reevaluated.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

vi.	The Bank has eliminated from its books those loans classified as “loss” and 50% of those classified as “doubtful”. This information is reflected in the Bank’s 2010 financial statements. These charge-offs had a significant impact on its overall allowance for loan losses calculation (ALLL). The Bank continues to evaluate the sufficiency of our allowance for loan losses based on its historical charge offs and related economic conditions.

vii.	The Bank recognizes that it continues to have a high concentration of church and c-store loans. Accordingly, the Bank prepares, on a quarterly basis, a risk analysis not only on those loans but on the entire loan portfolio of the Bank. The report is presented to the Board and submitted to the FDIC as part of the Order.

viii.	The Bank is no longer accepting brokered deposits. The Bank is making every effort to increase our core deposit base through enforcement of loan agreements and offering new and improved depository accounts. The Bank is accepting internet deposits.

ix.	It is the Bank’s practice to comply with all regulatory and accounting guidelines as relates to the ALLL’s methodology and its adequacy. However, a formal and comprehensive policy is still in the developmental stages.

x.	The Bank’s budget plan has been revised.

xi.	Progress reports are submitted to the Federal Deposit Insurance Corporation and Georgia Department of Banking and Finance on a quarterly basis.

Going Concern Considerations

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. The events and circumstances described herein create a substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include an adjustment to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the capital necessary to sustain profitable operations, implement a management plan to develop a profitable operation, overcoming and satisfying the requirements of the regulatory order described above and lower the level of problem assets.

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2011 and the first three months of 2012. The continuing level of problem loans as of the quarter ended March 31, 2012 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2012 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
State, county and municipals	$14,552,071	$142,081	$(77,937)	$14,616,215
Mortgage-backed securities GSE residential	30,086,834	258,701	—	30,345,535
Trust preferred securities	627,875	—	—	627,875

Total debt securities	45,266,780	400,782	(77,937)	45,589,625
Equity securities	50,000	—	—	50,000

Total securities	$45,316,780	$400,782	$(77,937)	$45,639,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
State, county and municipals	$16,076,970	$73,281	$(186,020)	$15,964,231
Mortgage-backed securities GSE residential	25,738,730	201,977	(16,236)	25,924,471
Trust preferred securities	627,875	—	—	627,875

Total debt securities	42,443,575	275,258	(202,256)	42,516,577
Equity securities	50,000	—	—	50,000

Total securities	$42,493,575	$275,258	$(202,256)	$42,566,577

The amortized cost and fair value of debt securities as of March 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due from one to five years	$1,241,554	$1,243,682
Due from five to ten years	6,379,491	6,420,792
Due after ten years	7,558,901	7,579,616
Mortgage-backed securities	30,086,834	30,345,535

	$45,266,780	$45,589,625

Securities with a carrying value of $14,902,720 and $17,070,932 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More		Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
State, county and municipals	$7,259,797	$(77,937)	$—	$—	$(77,937)

Total securities	$7,259,797	$(77,937)	$—	$—	$(77,937)

December 31, 2011
State, county and municipals	$9,161,795	$(186,020)	$—	$—	$(186,020)
Mortgage-backed securities GSE residential	2,464,959	(16,236)	—	—	(16,236)

Total securities	$11,626,754	$(202,256)	$—	$—	$(202,256)

State, county and municipal securities. There were unrealized losses on nine state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investment in a trust preferred security. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The owner of the trust preferred security took steps during the latter part of 2010 and 2011 to stabilize its subsidiary institutions, including working to collapse the charters to gain cost savings and improving liquidity and capital positions. The security’s new cost basis was $524,875 as of December 31, 2010. We have not noted further deterioration in the underlying credit quality of the trust preferred security during 2011 and for the three months ended March 31, 2012. Thus, the security has the same cost basis of $524,875 as of March 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5.	LOANS

The composition of loans is summarized as follows:

	March 31,	December 31,
	2012	2011

Unsecured	$685,879	$848,418
Cash Value	3,433,686	3,927,837
Residential Real Estate	31,119,623	31,146,880
Commercial Real Estate	184,227,178	181,117,917
Business Assets	1,902,240	1,821,587
Vehicles	1,916,680	1,948,661
Other	103,589	104,200

	223,388,875	220,915,500

Unearned loan fees	(767,473)	(742,898)
Allowance for loan losses	(5,346,159)	(5,154,505)

Loans, net	$217,275,243	$215,018,097

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of March 31, 2012 were 0.3% of the total loan portfolio.

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of March 31, 2012 were 1.5% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of March 31, 2012 were 13.9% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of March 31, 2012 were 82.5% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of March 31, 2012 were 0.9% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of March 31, 2012 were 0.9% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of March 31, 2012 were less than 0.1% of the total loan portfolio.

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(14,325)	—	(34,316)	(40,270)	(2,087)	(9,633)	—	—	(100,631)
Recoveries	1,940	—	5,004	81,491	8,850	—	—	—	97,285
Provision	(11,026)	327	397,688	(290,028)	45,363	51,966	—	710	195,000

Ending balance	$74,550	$17,054	$2,451,661	$2,231,963	$351,867	$218,354	$—	$710	$5,346,159

Ending balance - individually evaluated impairment	$8,641	$17,054	$1,718,667	$731,974	$285,119	$84,344	$—	$—	$2,845,799

Loans:
Ending balance (1)	$685,879	$3,433,686	$31,119,623	$184,227,178	$1,902,240	$1,916,680	$103,589	$—	$223,388,875

Ending balance - Loans individually evaluated for impairment	$8,641	$17,054	$12,295,949	$34,278,131	$629,091	$129,096	$—	$—	$47,357,962

(1)	Loan balances presented are gross of unearned loan fees of $767,473.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
December 31, 2011
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(68,717)	—	(1,532,779)	(1,058,851)	(219,264)	(174,728)	—	—	(3,054,339)
Recoveries	9,199	—	190,046	26,853	11,807	1,175	—	—	239,080
Provision	94,459	11,517	1,167,185	1,277,843	190,354	207,815	(5)	(203,168)	2,746,000

Ending balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505

Ending balance - individually evaluated impairment	$37,861	$17,054	$1,559,888	$942,959	$287,819	$67,891	$—	$—	$2,913,472

Loans:
Ending balance (1)	$848,418	$3,927,837	$31,146,880	$181,117,917	$1,821,587	$1,948,661	$104,200	$—	$220,915,500

Ending balance - Loans individually evaluated for impairment	$65,080	$17,054	$12,180,496	$35,582,735	$650,392	$145,395	$—	$—	$48,641,152

(1)	Loan balances presented are gross of unearned loan fees of $742,898.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2011
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(14,872)	—	(32,498)	(92,438)	—	(8,056)	—	—	(147,864)
Recoveries	3,986	—	—	5,976	1,175	—	—	—	11,137
Provision	53,887	9,052	(396,368)	662,175	10,766	(1,542)	—	(132,970)	205,000

Ending balance	$106,021	$14,262	$1,829,967	$2,810,638	$328,785	$132,161	$5	$70,198	$5,292,037

Ending balance - individually evaluated impairment	$49,867	$—	$329,197	$791,528	$200,015	$79,612	$—	$—	$1,450,219

Loans:
Ending balance (1)	$926,926	$5,080,850	$39,994,058	$182,718,582	$3,474,344	$2,363,273	$106,066	$—	$234,664,099

Ending balance - Loans individually evaluated for impairment	$83,744	$622,851	$17,564,036	$32,929,702	$2,151,222	$101,624	$—	$—	$53,453,179

(1)	Loan balances presented are gross of unearned loan fees of $858,414.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan. Impaired loans include loans modified in trouble debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of March 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$8,641	$—	$8,641	$8,641	$8,641
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	12,778,097	8,679,738	3,616,211	12,295,949	1,718,667
Commercial real estate	35,802,869	16,442,181	17,835,950	34,278,131	731,974
Business assets	629,091	316,972	312,119	629,091	285,119
Vehicles	129,095	5,833	123,262	129,095	84,344
Other	—	—	—	—	—

	As of December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$65,080	$27,219	$37,861	$65,080	$37,861
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	13,754,238	7,738,672	4,441,824	12,180,496	1,559,888
Commercial real estate	37,035,387	18,762,620	16,820,115	35,582,735	942,959
Business assets	650,392	334,973	315,419	650,392	287,819
Vehicles	145,395	62,344	83,051	145,395	67,891
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, by portfolio segment, is as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$36,861	$—	$83,772	$1,182
Cash value	17,054	—	311,426	4,671
Residential real estate	12,238,223	58,683	18,135,952	46,155
Commercial real estate	34,930,433	229,310	31,180,145	76,866
Business assets	639,742	316	2,045,778	31,678
Vehicles	137,245	566	170,285	107
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized
Unsecured	$65,096	$3,582
Cash value	127,981	1,314
Residential real estate	15,630,196	390,773
Commercial real estate	32,650,297	1,243,184
Business assets	1,251,354	31,742
Vehicles	160,830	12,539
Other	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of March 31, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$612,946	$38,738	$975	$39,713	$33,220	$685,879
Cash value	3,203,964	212,668	—	212,668	17,054	3,433,686
Residential real estate	24,861,899	1,001,943	477,231	1,479,174	4,778,550	31,119,623
Commercial real estate	156,324,246	10,816,543	—	10,816,543	17,086,389	184,227,178
Business assets	1,086,419	313,419	—	313,419	502,402	1,902,240
Vehicles	1,714,954	16,806	—	16,806	184,920	1,916,680
Other	103,589	—	—	—	—	103,589

	$187,908,017	$12,400,117	$478,206	$12,878,323	$22,602,535	$223,388,875

Following are the delinquent amounts, by portfolio segment, as of December 31, 2011:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$680,215	$96,348	$25,358	$121,706	$46,497	$848,418
Cash value	3,627,793	282,990	—	282,990	17,054	3,927,837
Residential real estate	24,875,203	1,340,826	—	1,340,826	4,930,851	31,146,880
Commercial real estate	149,663,226	10,485,170	2,271,985	12,757,155	18,697,536	181,117,917
Business assets	997,810	308,062	—	308,062	515,715	1,821,587
Vehicles	1,679,728	91,771	—	91,771	177,162	1,948,661
Other	104,200	—	—	—	—	104,200

	$181,628,175	$12,605,167	$2,297,343	$14,902,510	$24,384,815	$220,915,500

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of March 31, 2012 three residential real estate loans totaling $119,562, two commercial real estate loans totaling $135,634 and one unsecured loan totaling $4,524 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of March 31, 2012 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s loans by risk rating, before unearned loan fees, at March 31, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$27,516	$—	$—	$—	$—	$—	$27,516
Grade 2 (Superior)	18,133	224,374	—	351,200	—	14,776	—	608,483
Grade 3 (Acceptable-Average)	519,150	3,093,430	11,947,491	123,300,246	651,168	1,409,696	—	140,921,181
Grade 4 - Fair (Watch)	58,564	71,312	1,884,695	6,024,077	308,062	29,279	103,589	8,479,578
Grade 5 (Special Mention)	14,382	—	2,916,303	10,662,076	298,373	234,645	—	14,125,779
Grade 6 (Substandard)	75,650	17,054	14,265,820	43,859,279	644,637	228,284	—	59,090,724
Grade 7 (Doubtful)	—	—	105,314	—	—	—	—	105,314
Grade 8 (Loss)	—	—	—	30,300	—	—	—	30,300

	$685,879	$3,433,686	$31,119,623	$184,227,178	$1,902,240	$1,916,680	$103,589	$223,388,875

The following table presents the Company’s loans by risk rating at December 31, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$15,490	$27,296	$—	$—	$—	$—	$—	$42,786
Grade 2 (Superior)	20,127	190,867	—	354,446	—	18,929	—	584,369
Grade 3 (Acceptable-Average)	575,653	3,574,692	12,193,364	119,006,553	539,117	1,389,332	—	137,278,711
Grade 4 - Fair (Watch)	63,473	72,988	1,940,701	6,166,739	308,062	55,803	104,200	8,711,966
Grade 5 (Special Mention)	14,162	—	3,013,965	12,125,628	301,423	253,112	—	15,708,290
Grade 6 (Substandard)	159,513	61,994	13,892,036	43,464,551	672,985	231,381	—	58,482,460
Grade 7 (Doubtful)	—	—	106,814	—	—	104	—	106,918
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$848,418	$3,927,837	$31,146,880	$181,117,917	$1,821,587	$1,948,661	$104,200	$220,915,500

Each loan is assigned a risk rating at origination, and grades are continuously assessed as part of the Bank’s loan grading system based on loan review results as well as internal evaluations. Grades are changed as necessary based on the most recent information and indications available for each loan.

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. The Company has not forgiven any material principal amounts on any loan modifications to date.

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

The Company’s TDRs as of March 31, 2012 and December 31, 2011 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	March 31, 2012	December 31, 2011

Performing TDRs	$13,686,259	$13,360,284
Non-performing TDRs	7,459,879	7,832,091

Total TDRs	$21,146,138	$21,192,375

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below:

	March 31, 2012
	Accruing	Non-Accrual	Total

Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	5,227,278	—	5,227,278
Commercial real estate	11,696,280	4,206,891	15,903,171
Business assets	11,592	—	11,592
Vehicles	1,008	3,089	4,097
Other	—	—	—

Total TDRs	$16,936,158	$4,209,980	$21,146,138

	December 31, 2011
	Accruing	Non-Accrual	Total

Unsecured	$—	$13,604	$13,604
Cash value	—	—	—
Residential real estate	4,935,018	—	4,935,018
Commercial real estate	11,142,281	5,083,439	16,225,720
Business assets	12,205	—	12,205
Vehicles	5,828	—	5,828
Other	—	—	—

Total TDRs	$16,095,332	$5,097,043	$21,192,375

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. The policy also considers payment history of the borrower, but is not dependent upon a specific number of payments.

As of March 31, 2012 and December 31, 2011, TDRs totaling $20,321,443 and $20,983,196, respectively, were considered impaired loans. The Company recorded $563,422 and $726,270 in specific reserves as of March 31, 2012 and December 31, 2011, respectively. The Company recognized $13,604 in charge offs on TDR loans during the three months ended March 31, 2012 and no charge offs for the year ended December 31, 2011.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of March 31, 2012 and December 31, 2011 are presented in the table below:

	March 31, 2012	December 31, 2011

Lowered interest rate and/or payment amount	$5,547,945	$5,767,702
Interest only payment terms	1,551,145	3,476,659
Interest only & rate reduction	1,834,282	935,697
Waived interest and/or late fees	5,476,063	5,478,899
A&B note structure	2,232,310	1,015,693
Substitution of debtor	4,504,393	4,517,725

Total TDRs	$21,146,138	$21,192,375

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Unsecured	0	$—	1	$13,604
Cash value	0	—	0	—
Residential real estate	6	5,240,966	5	4,949,688
Commercial real estate	24	15,977,163	22	16,320,317
Business assets	2	12,254	2	12,799
Vehicles	3	4,101	2	6,017
Other	0	—	0	—

Total TDRs	35	$21,234,484	32	$21,302,425

There have been no loans modified as TDRs within the past three months for which there was a payment default within the three month period ended March 31, 2012. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2011.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011

Net income available to common shareholders	$98,280	$35,302

Weighted average common shares outstanding	9,868,856	9,794,472
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	104,842	111,482

Average number of common shares outstanding used to calculate diluted earnings per common share	9,973,698	9,905,954

NOTE 7.	STOCK BASED COMPENSATION

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

At December 31, 2011, all outstanding options were fully vested and there were no options granted during the three month periods ended March 31, 2012 and 2011. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2012 and 2011.

The following table represents stock option activity for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Options outstanding beginning of period	178,656	$0.94
Options forfeited	—	—
Options exercised	(10,639)	0.94

Options outstanding end of period	168,017	$0.94	0.7

Outstanding exercisable end of period	168,017	$0.94	0.7

The option price for all options outstanding and exercisable at March 31, 2012 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at March 31, 2012. At March 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $262,527.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	$(3,011,477)	$(3,011,477)	$(3,011,477)	$(3,011,477)	$(3,011,477)
	March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt Securities Available for sale:
State, county and municipals	$14,616,215	$—	$14,616,215	$—	$—
Mortgage-backed securities GSE residential	30,345,535	—	30,345,535	—	—
Trust preferred securities	627,875	—	—	627,875	—

Total debt securities available for sale	45,589,625	—	44,961,750	627,875	—
Equity securities	50,000	—	—	50,000	—

Investment securities available for sale	$45,639,625	$—	$44,961,750	$677,875	$—

Nonrecurring fair value measurements:

Impaired loans	$25,459,811	$—	$—	$25,459,811	$(694,741)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$25,459,811	$—	$—	$25,459,811	$(694,741)

	$(3,011,477)	$(3,011,477)	$(3,011,477)	$(3,011,477)	$(3,011,477)
	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
State, county and municipals	$15,964,231	$—	$15,964,231	$—	$—
Mortgage-backed securities GSE residential	25,924,471	—	25,924,471	—	—
Trust preferred securities	627,875	—	—	627,875	—

Total debt securities available for sale	42,516,577		41,888,702	627,875	—
Equity securities	50,000	—	—	50,000	—

Investment securities available for sale	$42,566,577	$—	$41,888,702	$677,875	$—

Nonrecurring fair value measurements:

Impaired loans	$21,155,090	$—	$—	$21,155,090	$(2,844,797)
Foreclosed real estate	998,820	—	—	998,820	(166,680)

Total nonrecurring fair value measurements	$22,153,910	$—	$—	$22,153,910	$(3,011,477)

In relation to the securities classified as available-for-sale which are reported at fair value utilizing Level 2 inputs, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The available-for-sale securities which are reported at fair value using Level 3 inputs are evaluated on a regular basis by management using unobservable inputs developed through consideration of the financial condition of the issuer.

There have been no changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the three months ended March 31, 2012 and for the year ended December 31, 2011.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. Write downs of impaired loans are estimated using the present value of the expected cash flows or the appraised value of the underlying collateral discounted as necessary due to the unobservable inputs of management’s estimates of changes in economic conditions, and estimates related to the cost of selling or holding the collateral. The unobservable inputs can range widely based on the market for the underlying collateral.

Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed real estate as nonrecurring Level 3. Valuation of foreclosed real estate presented as nonrecurring Level 3 is based upon unobservable inputs developed by management through consideration of changes in the real estate market and estimates of cost associated with selling or holding the property. Due to fluctuations in market conditions, these inputs can range widely.

The Company did not identify any liabilities that are required to be presented at fair value as of March 31, 2012 and as of December 31, 2011.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short term investments	$7,247,191	$7,247,191	$8,260,115	$8,260,115
Securities	46,432,525	46,432,525	43,359,477	43,359,477
Loans, net	217,275,243	218,024,261	215,018,097	217,575,824
Accrued interest receivable	852,620	852,620	1,087,596	1,087,596

Financial liabilities:
Deposits	277,929,589	275,759,685	276,898,782	276,218,543
Federal funds purchased	1,445,000	1,445,000	—	—
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,878	5,500,000	5,499,756
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	878,150	878,150	895,085	895,085

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date of Amendments to the Presentation of Comprehensive Income in Update No. 2011-05 (“ASU No. 2011-12”). ASU 2011-12 temporarily delays the effective date of eliminating the option of presenting comprehensive income as part of the statement of changes in stockholders’ equity for public companies. ASU 2011-12 is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Company’s disclosures, financial position or results of operations.

NOTE 11.	STOCK OFFERING

On May 8, 2008, the Company filed an S-1 registration statement for a stock offering of up to 1,500,000 shares of the Company’s common stock at a price of $2.50 per share. The offering was terminated on May 8, 2011.

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased, the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing.

NOTE 12.	FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2012, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 1, 2012 and July 19, 2012.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At March 31, 2012, the Company had credit availability with FHLB of $6,348,725.

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

EXECUTIVE SUMMARY

As of March 31, 2012, we reported total assets of $299.3 million, an increase of approximately $3.4 million, or 1.15%, from December 31, 2011. The increase in total assets was attributed to increases in securities available for sale of approximately $3.1 million and to increases in total loans, net of unearned income of $2.4 million being offset by decreases foreclosed assets of $808 thousand, cash and due from banks of $383 thousand and federal funds sold of $595 thousand. For the three months ended March 31, 2012, we had a net income of $148 thousand as compared to a net income of $85 thousand for the three months ended March 31, 2011.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2012, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011 and for the three months ended March 31, 2012.

FINANCIAL CONDITION

Total assets increased during the first three months of 2012 by $3.4 million from $295.9 million to $299.3 million, or 1.15%. Securities available for sale increased approximately $3.1 million primarily due to our efforts to improve liquidity. Total loans, net of unearned income increased approximately $2.4 million which was partially due to the decrease in foreclosed assets of $808 thousand from the financed sale of a property. There was approximately $101 thousand in loans charged off during the first quarter of 2012. The loan to deposit ratio at March 31, 2012 was 80.1% compared to 79.5% at December 31, 2011.

Total deposits increased $1.0 million, or 0.4%, when comparing March 31, 2012 to December 31, 2011. This increase is attributed to $3.6 million increase in non-interest bearing demand deposits, savings accounts and time deposits with a decrease in interest-bearing demand deposits and money market accounts of $2.6 million. Time deposits of $100,000 or more increased during the first three months of 2012 by $3.8 million, to $130.2 million, while other time deposits decreased during the first three months by $3.4 million, to $81.4 million. Noninterest-bearing demand deposits accounted for 11.0% and 10.3% of total deposits at March 31, 2012 and December 31, 2011, respectively. Brokered certificates of deposits decreased $3.0 million to $10.9 million as of March 31, 2012.

Stockholders’ equity increased by $900 thousand for the three months ended March 31, 2012. This increase consisted of net income of $148 thousand, proceeds from issuance of common stock of $540 thousand, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $250 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $45.6 million at March 31, 2012, compared to $42.6 million at December 31, 2011. The most significant increases in the securities portfolio have resulted from the purchases of $2.8 million in state, county and municipal bonds and $5.2 million in mortgage-backed securities, which were offset by the sale, call and maturity of $4.4 million in state, county and municipal bonds and the paydowns of $765 thousand in mortgage-backed securities. Gains on the sales of securities available for sale for the three months ended March 31, 2012 were $116 thousand. At March 31, 2012, the securities portfolio had unrealized net gains of approximately $323 thousand.

The following table shows the carrying value of the securities available for sale at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Securities available for sale:
State, county and municipals	$14,616	$15,964
Mortgage-backed securities GSE residential	30,346	25,925
Trust preferred securities	628	628
Equity securities	50	50

Total securities	$45,640	$42,567

LOANS

Total loans, net of unearned income increased approximately $2.4 million, or 1.1%, at March 31, 2012. This increase is partially due to the Company financing the sale of $808 thousand in foreclosed assets and to approximately $1.7 million in new loan originations during the first quarter being offset by $101 thousand in loans being charged off.

At March 31, 2012, the Company had loan concentrations in real estate totaling $215.3 million or 96.4% of total loans. Loans secured by the cash value of deposits or investments totaled $3.4 million or 1.5% of total loans. The remaining $4.6 million or 2.1% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Unsecured	$686	$848
Cash value	3,434	3,928
Residential real estate	31,120	31,147
Commercial real estate	184,227	181,118
Business assets	1,902	1,822
Vehicles	1,917	1,949
Other	103	104

Total Loans	$223,389	$220,916

ASSET QUALITY

At March 31, 2012, the loan portfolio was 74.4% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$74,550	10.87%	$97,961	11.55%
Cash Value	17,054	0.50%	16,727	0.43%
Residential real estate	2,451,661	7.88%	2,083,285	6.69%
Commercial real estate	2,231,963	1.21%	2,480,770	1.37%
Business assets	351,867	18.50%	299,741	16.45%
Vehicles	218,354	11.39%	176,021	9.03%
Other	—	0.00%	—	0.00%
Unallocated	710	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,346,159	2.39%	$5,154,505	2.34%

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

As of December 31, 2011, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. While the amount of the calculated allowance for loan losses for residential real estate has increased by $368 thousand when comparing March 31, 2012 to December 31, 2011, the charge offs in this segment has decreased when comparing the two periods. With the increase in the calculated allowance for loan losses for residential real estate as of March 31, 2012, this still reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans during the quarter. As of March 31, 2012, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of March 31, 2012 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three month period ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Average amount of loans outstanding	$221,680	$229,279

Balance of allowance for loan losses at beginning of period	$5,155	$5,224

Loans charged off
Commercial	(11)	(3)
Real estate	(75)	(113)
Installment	(15)	(32)

	(101)	(148)

Loans recovered
Commercial	9	1
Real estate	86	5
Installment	2	5

	97	11

Net charge-offs	(4)	(137)

Additions to allowance charged to operating expense during period	195	205

Balance of allowance for loan losses at end of period	$5,346	$5,292

Ratio of net loans charged-off during the period to average loans outstanding	0.00%	0.06%

As of March 31, 2012, the Company had approximately $47.4 million in loans specifically evaluated for impairment with approximately $2.8 million in associated specific reserves. As of December 31, 2011, the Company had $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. Impaired loans represented 21.2% and 22.0% of the portfolio as of March 31, 2012 and December 31, 2011, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $22.6 million and $24.4 million of nonaccrual loans as of March 31, 2012 and December 31, 2011, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2011. The $1.3 million decrease in impaired loans from December 31, 2011 to March 31, 2012 was due to a decrease in impaired commercial real estate loans. The primary reason for the decrease in real estate impaired loans was due to the removal of one loan from impaired status due to performance and customer pay-downs; however, these decreases were partially offset by further migration of loans to impaired status. The overall level of impaired loans as of March 31, 2012 is lower than impaired loans as of December 31, 2010 and December 31, 2011. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of March 31, 2012 was $176.0 million, and the allowance for loan losses associated with these loans was $2.5 million or 1.42% of the unimpaired principal balance. As of December 31, 2011, loans not considered impaired were $172.3 million and the associated allowance was $2.2 million or 1.30% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $2.2 million in 2010, $3.1 million in 2011 and $101 thousand as of March 31, 2012. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans was higher in 2011 than 2010; and 2012 trends, while lower than prior year, are positive and overall economic conditions in our market appear to have stabilized. As of March 31, 2012, $215.3 million of our $223.4 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $40.4 million at March 31, 2012, representing a decrease of $4.4 million (9.8%) from December 31, 2011. This decrease is attributable to decreases of $1.8 million in past dues over 90 days still accruing, $1.8 million in nonaccrual loans, and $808 thousand in foreclosed real estate. Total nonperforming assets were 18.2% of total loans at March 31, 2012, compared to 20.4% at December 31, 2011. Nonperforming assets represented 13.5% of total assets at March 31, 2012, compared to 15.2% of total assets at December 31, 2011. Nonaccrual loans represented 10.2% of total loans outstanding at March 31, 2012, compared to 11.1% of total loans outstanding at December 31, 2011. There were no related party loans which were considered to be nonperforming at March 31, 2012.

The following summarizes nonperforming assets at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Total nonaccruing loans	$22,603	$24,385
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	478	2,297
Other real estate owned	17,344	18,152
Repossessed assets	—	2

Total nonperforming assets	$40,425	$44,836

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2012 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $3.2 million when comparing the three months ended March 31, 2012 to the same period in 2011. This decrease is mostly attributed to the decrease in the average balance on time deposits. Average time deposits decreased $8.8 million to $211.5 million for the three months ended March 31, 2012 compared to $220.3 million for the three months ended March 31, 2011. The decrease in average time deposits is attributed to the maturity of brokered time deposits and the lessening of the reliance on internet (out-of-market) funding as management is now concentrating on replacing these deposits with more traditional (“core”) deposits.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
		(Dollars in thousands)
Non-interest bearing demand	$30,217	0.00%	$26,919	0.00%
Interest bearing demand and savings deposits	36,887	0.71%	34,621	0.97%
Time deposits	211,502	2.07%	220,265	2.53%

Total	$278,606	1.66%	$281,805	2.10%

Time deposits greater than $100,000 totaled $130.2 million at March 31, 2012, compared to $126.4 million at December 31, 2011. Our overall change in time deposits between December 31, 2011 and March 31,, 2012 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2012, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. At March 31, 2012, stockholders’ equity was $9.1 million versus $8.2 million at December 31, 2011. This increase is attributed to a net income of $148 thousand, proceeds from issuance of common stock of $540 thousand, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $250 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2012, Company’s and Bank’s capital ratios were considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2012 and December 31, 2011 are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of March 31, 2012:
Total Capital to Risk Weighted
Assets:
Consolidated	$15,044	5.64%	$21,327	8.00%	N/A	N/A
Bank	$16,001	6.18%	$20,730	8.00%	$25,912	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$11,689	4.38%	$10,663	4.00%	N/A	N/A
Bank	$12,736	4.92%	$10,365	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$11,689	3.90%	$11,979	4.00%	N/A	N/A
Bank	$12,736	4.26%	$11,971	4.00%	$23,942	8.00%

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income increased by $191 thousand for the three months ended March 31, 2012 with $2.4 million compared to $2.2 million for the same period in 2011. The increase in net interest income is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.30% to 1.87%, or 43 basis points, when comparing the three months ended March 31, 2011 to March 31, 2012. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2012 and 2011.

The yield on interest-earning assets decreased from 5.95% to 5.87%, or 8 basis points, from March 31, 2011 to March 31, 2012. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of 13 basis points to 6.70% for the three months ended March 31, 2012 as compared to 6.83% for the same period in 2011. The yield on average securities increased 16 basis points to 2.44% for the three months ended March 31, 2012 as compared to 2.28% for the three months ended March 31, 2011. Average loans represented 81.3% and 81.8% of total interest-earning assets at March 31, 2012 and 2011, respectively.

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

The net interest margin increased to 3.90% for the three months ended March 31, 2012 as compared to 3.52% for the three months ended March 31, 2011. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yields/ Rates	Average Balance	Income/ Expense	Yields/ Rates(5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income(1)(2)	$198,345	$3,302	6.70%	$204,954	$3,453	6.83%
Securities(4)	42,699	259	2.44%	38,890	219	2.28%
Interest-bearing deposits in other financial institutions	638	—	0.00%	455	1	0.55%
Federal funds sold	2,316	1	0.17%	6,152	2	0.11%

Total interest-earning assets	243,998	3,562	5.87%	250,451	3,675	5.95%

Non-interest earning assets:
Cash and due from banks	7,526			7,139
Unrealized gains on securities available for sale	149			(491)
Allowance for loan losses	(4,914)			(6,451)
Other assets	52,517			51,588

Total Assets	$299,276			$302,236

Interest-bearing liabilities
Interest bearning demand and savings deposits	$36,887	65	0.71%	$34,621	83	0.97%
Time deposits	211,502	1,088	2.07%	220,265	1,374	2.53%

Total deposits	248,389	1,153	1.87%	254,886	1,457	2.32%

Other short-term borrowings	5,879	9	0.62%	5,775	12	0.87%
Long-term debt	3,403	36	4.25%	3,403	32	3.79%

Total interest-bearing liabilities	257,671	1,198	1.87%	264,064	1,501	2.30%

Non-interest bearing demand	30,217			26,919
Other liabilities	2,742			1,927
Stockholders’ equity(3)	8,646			9,326

Total Liabilities and Stockholders’ Equity	$299,276			$302,236

Net interest income/net interest spread		$2,364	4.00%		$2,174	3.65%

Net yield on earning assets			3.90%			3.52%

(1)	Average loans exclude average nonaccrual loans of $23.0 million and $30.8 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $264 thousand and $260 thousand of loan fee income for the three months ended March 31, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three months ended March 31, 2012 compared to March 31, 2011.

	Three Months Ended March 31, 2012 Compared to 2011 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(56)	$(95)	$(151)
Interest on securities	17	23	40
Interest on interest-bearing deposits in other financial institutions	(2)	1	(1)
Interest on federal funds sold	4	(5)	(1)

Total interest income	(37)	(76)	(113)

Interest on interest-bearing demaind and savings deposits	(50)	32	(18)
Interest on time deposits	(235)	(51)	(286)
Interest on short-term borrowings	(5)	2	(3)
Interest on long-term debt	4	—	4

Total interest expense	(286)	(17)	(303)

Net interest income	$249	$(59)	$190

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 2 to the Condensed Consolidated Financial Statements, and above in the Critical Accounting Policies section of this report.

A provision of $195 thousand was made for the three months ended March 31, 2012 as compared to a provision of $205 thousand made for the three months ended March 31, 2011. The allowance for loan loss as a percentage of total loans was 2.39%, 2.34% and 2.26% at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Net charge-offs as a percentage of average outstanding loans were 0.00%% for the three months ended March 31, 2012 and 0.06% for the three months ended March 31, 2011. Net loan charge-offs increased $133 thousand to $(4) thousand for the three months ended March 31, 2012 when compared to $(137) thousand for the three months ended March 31, 2011.

Other Income

Other income increased by approximately $137 thousand for the three months ended March 31, 2012 with $620 thousand compared to $483 thousand for the same period in 2011. The most significant component of other income is service charges on deposit accounts which accounts for 55.2% and 70.6% of total other income for the three months ended March 31, 2012 and 2011, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for three month period ended March 31, 2012 is largely due to the increase in gains on sales of securities available for sale of approximately $116 thousand when comparing 2012 to the same period in 2011.

Other Expenses

Other expenses increased by $275 thousand for the three months ended March 31, 2012 with $2.6 million compared to $2.4 million for the same period in 2011. The increase for the three month period consists of an increase in salaries and employee benefits of $26 thousand and other operating expenses of $298 thousand, offset by a decrease in occupancy and equipment expenses of $50 thousand. The increase in other operating expenses through the first three months of 2012 as compared to the same period in 2011 is primarily due to the increase in other real estate expenses of approximately $276 thousand. Since March 31, 2011, foreclosed real estate has increased approximately $7.9 million with several properties being foreclosed during 2011 which were offset by few sales of these foreclosed properties. At March 31, 2012, the number of full-time equivalent employees was 80 compared to 77 at March 31, 2011.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three months ended March 31, 2012 and March 31, 2011 was $892 and $892.

Income Tax Benefits

As of March 31, 2012, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended March 31, 2012 and 2011.

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

At March 31, 2012, the Bank’s liquidity ratio of 11.69% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of March 31, 2012, the Company had a total credit availability with FHLB of $11.8 million with $5.5 million in outstanding advances. The Company had the ability to borrow up to $5 million in federal funds from correspondent banks. As of March 31, 2012, the Company had $1.4 million in federal funds purchased. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.4 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2012 are as follows:

March 31, 2012
Commitments to extend credit	$4,131,000
Financial standby letters of credit	538,000
Other standby letters of credit	361,000

$5,030,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 13, 2012) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2012, Capital City Bancshares, Inc. began accepting the subscription of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing and as of May 15, 2012, 396,000 shares for $990,000.00 have been sold.

On April 24, 2012, the Company entered into an agreement with SunTrust Bank to sell 10,000 shares of Series C cumulative, nonvoting, $100 par value preferred stock for cash consideration of $1,000,000. The terms of the preferred stock issuance are shown on the Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Georgia. No underwriting discounts or commissions are to be paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The proceeds will be injected into the general capital account of the Company’s subsidiary bank.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.1(G)	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 25, 2012 (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2012).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.
Date: May 16, 2012	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 16, 2012	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)