Form 10-K/A
period 2011-12-31
CAPITOL CITY BANCSHARES INC
filed 2012-06-04
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders filed on April 30, 2012 with Securities and Exchange Commission pursuant to Regulation 14A.

EXPLANATORY NOTE

Capital City Bancshares, Inc. hereby amends its Annual Report on Form 10-K filed on April 13, 2012 to include a statement of management regarding the effectiveness of internal control over financial reporting as of December 31, 2011 as required by Item 308(a)(3) of Regulation S-K. Please see Item 9A. Controls and Procedures, below. Except for these amendments, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

Based on our assessment and the identification of the material weakness described above, we believe that, as of December 31, 2011, the Company’s internal control over financial control did not meet the criteria and was not effective.

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

Please see Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 4, 2012.

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