Form 10-Q/A
period 2012-03-31
CAPITOL CITY BANCSHARES INC
filed 2012-08-10
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2012; 10,262,069; $1.00 par value common shares

This amendment to the Form 10-Q of Capitol City Bancshares, Inc. amends and restates the Company’s Form 10-Q for the quarter ended March 31, 2012 that was originally filed with the Securities and Exchange Commission on May 16, 2012.

This amendment is filed to reflect certain adjustments to the Company’s books based upon the final results of a regulatory examination that concluded during the second quarter of 2012. After a review of its loan portfolio, it was determined that an additional allowance for loan loss should be established and certain partial charge-offs should be made of several residential and commercial real estate nonaccrual loans. Each loan with a corresponding charge-off was considered impaired at March 31, 2012 and all amounts charged-off were included in specific reserves as of March 31, 2012. The regulatory examination also required that a portion of one of the Company’s investments be considered an other than temporary impairment and a corresponding charge is reflected in the Company’s amended financial statements. A third adjustment was required by the examiners to increase the valuation reserve for foreclosed real estate. The adjustments pursuant to the regulatory examination were required to be effective as of March 31, 2012. Due to this required effective date, the Company has amended its quarterly information filed with regulatory authorities. These adjustments increased the provision for loan losses by $550,000 and other operating expenses by $360,937 for the three months ended March 31, 2012, decreasing net income by $910,937 from net income of $148,280 to a loss of $762,657. Accordingly, the Company has made appropriate revisions in Items 1 and 2 of Part I to reflect this development.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31,
	(unaudited)	2011
Assets

Cash and due from banks	$6,646,892	$7,029,604
Interest-bearing deposits at other financial institutions	600,299	635,511
Federal funds sold	—	595,000
Securities available for sale	45,377,188	42,566,577
Restricted equity securities, at cost	792,900	792,900

Loans, net of unearned income	221,837,035	220,172,602
Less allowance for loan losses	5,111,792	5,154,505

Loans, net	216,725,243	215,018,097

Premises and equipment, net	9,166,553	9,137,049
Foreclosed real estate	17,245,600	18,151,601
Other assets	1,823,250	1,953,767

Total assets	$298,377,925	$295,880,106

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$30,450,925	$28,433,587
Interest-bearing	247,478,664	248,465,195

Total deposits	277,929,589	276,898,782
Federal funds purchased	1,445,000	—
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,646,215	1,601,390

Total liabilities	$290,199,054	$287,678,422

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Common stock, par value $1.00; 80,000,000 shares authorized;
10,056,069 and 9,833,430 shares issued and outstanding, respectively	10,056,069	9,833,430
Surplus	447,398	130,036
Retained deficit	(4,255,241)	(3,442,584)
Accumulated other comprehensive income	322,845	73,002

Total stockholders’ equity	8,178,871	8,201,684

Total liabilities and stockholders’ equity	$298,377,925	$295,880,106

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three months ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$3,302,339	$3,452,767
Deposits in banks	130	615
Securities	258,697	219,065
Federal funds sold	649	1,654

Total interest income	3,561,815	3,674,101

Interest expense:
Deposits	1,152,434	1,456,316
Other borrowings	45,149	44,172

Total interest expense	1,197,583	1,500,488

Net interest income	2,364,232	2,173,613
Provision for loan losses	745,000	205,000

Net interest income after provision for loan losses	1,619,232	1,968,613

Other income:
Service charges on deposit accounts	342,607	340,740
Other fees and commissions	27,541	23,353
Gain on sales of available for sale securities	115,694	—
Other operating income	134,481	118,854

Total other income	620,323	482,947

Other expenses:
Salaries and employee benefits	940,370	913,976
Occupancy and equipment expenses, net	272,341	322,119
Other operating expenses	1,789,501	1,130,163

Total other expenses	3,002,212	2,366,258

Income (loss) before income tax benefits	(762,657)	85,302

Income tax benefits	—	—

Net income (loss)	(762,657)	85,302

Preferred stock dividends	(50,000)	(50,000)

Net income (loss) available available to common shareholders	(812,657)	35,302

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	365,537	54,918
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(115,694)	—

Comprehensive income (loss)	$(562,814)	$90,220

Basic earnings (losses) per common share	$(0.08)	$—

Diluted earnings (losses) per common share	$(0.08)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(762,657)	$85,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	241,340	228,062
Provision for loan losses	745,000	205,000
Net gain on sale of securities available for sale	(115,694)	—
Other-than-temporary impairment of securities available for sale	262,437	—
Writedowns of foreclosed real estate	98,500	—
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities	175,342	(231,819)

Net cash provided by operating activities	594,268	236,545

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,992,359)	(5,147,408)
Proceeds from sales of securities available for sale	3,888,865	—
Proceeds from maturities and paydowns of securities available for sale	1,275,248	1,023,364
Net (increase) decrease in interest-bearing deposits at other financial institutions	35,212	(1,571)
Net (increase) decrease in federal funds sold	595,000	(5,585,000)
Net (increase) decrease in loans	(1,644,645)	1,052,836
Payments for construction in process	(112,136)	—
Purchase of premises and equipment	(37,973)	—

Net cash used in investing activities	(3,992,788)	(8,657,779)

FINANCING ACTIVITIES
Net increase in deposits	1,030,807	9,586,082
Net increase in federal funds purchased	1,445,000	—
Proceeds from issuance of common stock	530,000	78,500
Proceeds from exercise of stock options	10,001	—

Net cash provided by financing activities	3,015,808	9,664,582

Net increase (decrease) in cash and due from banks	(382,712)	1,243,348

Cash and due from banks at beginning of year	7,029,604	5,345,394

Cash and due from banks, end of period	$6,646,892	$6,588,742

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,214,518	$1,618,139

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$—	$550,524
Financed sales of foreclosed real estate	$994,792	$—

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

Management has evaluated all significant events and transactions that occurred after March 31, 2012, but prior to August 7, 2012, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2011 and the first three months of 2012. The continuing level of problem loans as of the quarter ended March 31, 2012 and capital levels continuing to be in the “significantly under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2012 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

NOTE 4.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the reserves may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances for losses on loans or valuation of foreclosed real estate based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and valuation of foreclosed real estate may change materially in the near term.

During the Bank’s most recent regulatory examination a loan relationship, with total outstanding principal balances of $5,564,146 as of March 31, 2012, was criticized and management is currently evaluating its collateral position. Each of the loans in the relationship were assigned a credit rating of substandard, were on nonaccrual status, and were considered impaired at March 31, 2012 by management, and are disclosed as such in Note 5. Management’s most recent evaluation of collateral values resulted in no specific reserves for this relationship as of March 31, 2012. During the recent regulatory examination, examiners raised various issues related to the valuation of this relationship. Management disagrees with the examiners’ positions, and continues to utilize current appraisals and internal evaluations on this relationship. Additionally, management has retained a nationally recognized firm to perform further valuation analysis, which management believes will further support their position. Any potential losses or additional specific reserves are not known or reasonably estimable.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2012
State, county and municipals	$14,552,071	$142,081	$(77,937)	$14,616,215
Mortgage-backed securities GSE residential	30,086,834	258,701	—	30,345,535
Trust preferred securities	365,438	—	—	365,438

Total debt securities	45,004,343	400,782	(77,937)	45,327,188
Equity securities	50,000	—	—	50,000

Total securities	$45,054,343	$400,782	$(77,937)	$45,377,188

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2011
State, county and municipals	$16,076,970	$73,281	$(186,020)	$15,964,231
Mortgage-backed securities GSE residential	25,738,730	201,977	(16,236)	25,924,471
Trust preferred securities	627,875	—	—	627,875

Total debt securities	42,443,575	275,258	(202,256)	42,516,577
Equity securities	50,000	—	—	50,000

Total securities	$42,493,575	$275,258	$(202,256)	$42,566,577

The amortized cost and fair value of debt securities as of March 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Due from one to five years	$979,117	$981,245
Due from five to ten years	6,379,491	6,420,792
Due after ten years	7,558,901	7,579,616
Mortgage-backed securities	30,086,834	30,345,535

	$45,004,343	$45,327,188

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has a new cost basis of $262,438 as of March 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6.	LOANS

The composition of loans is summarized as follows:

	March 31,	December 31,
	2012	2011

Unsecured	$685,879	$848,418
Cash Value	3,433,686	3,927,837
Residential Real Estate	30,707,550	31,146,880
Commercial Real Estate	183,854,884	181,117,917
Business Assets	1,902,240	1,821,587
Vehicles	1,916,680	1,948,661
Other	103,589	104,200

	222,604,508	220,915,500

Unearned loan fees	(767,473)	(742,898)
Allowance for loan losses	(5,111,792)	(5,154,505)

Loans, net	$216,725,243	$215,018,097

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

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of March 31, 2012 were 13.8% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of March 31, 2012 were 82.6% of the total loan portfolio.

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

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(14,325)	—	(446,389)	(412,564)	(2,087)	(9,633)	—	—	(884,998)
Recoveries	1,940	—	5,004	81,491	8,850	—	—	—	97,285
Provision	(11,026)	327	608,023	10,412	45,363	51,966	—	39,935	745,000

Ending balance	$74,550	$17,054	$2,249,923	$2,160,109	$351,867	$218,354	$—	$39,935	$5,111,792

Ending balance - individually evaluated impairment	$8,641	$17,054	$1,306,594	$359,680	$285,119	$84,344	$—	$—	$2,061,432

Loans:
Ending balance (1)	$685,879	$3,433,686	$30,707,550	$183,854,884	$1,902,240	$1,916,680	$103,589	$—	$222,604,508

Ending balance - Loans individually evaluated for impairment	$8,641	$17,054	$11,883,876	$33,905,837	$629,091	$129,096	$—	$—	$46,573,595

(1)	Loan balances presented are gross of unearned loan fees of $767,473.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2011, by portfolio segment, is as follows:

			Residential	Commercial	Business
	Unsecured	Cash Value	Real Estate	Real Estate	Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2011
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(14,872)	—	(32,498)	(92,438)	—	(8,056)	—	—	(147,864)
Recoveries	3,986	—	—	5,976	1,175	—	—	—	11,137
Provision	53,887	9,052	(396,368)	662,175	10,766	(1,542)	—	(132,970)	205,000

Ending balance	$106,021	$14,262	$1,829,967	$2,810,638	$328,785	$132,161	$5	$70,198	$5,292,037

Ending balance - individually evaluated impairment	$49,867	$—	$329,197	$791,528	$200,015	$79,612	$—	$—	$1,450,219

Loans:
Ending balance (1)	$926,926	$5,080,850	$39,994,058	$182,718,582	$3,474,344	$2,363,273	$106,066	$—	$234,664,099

Ending balance - Loans individually evaluated for impairment	$83,744	$622,851	$17,564,036	$32,929,702	$2,151,222	$101,624	$—	$—	$53,453,179

(1)	Loan balances presented are gross of unearned loan fees of $858,414.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of March 31, 2012
		Recorded
	Unpaid Total	Investment	Recorded
	Principal	With No	Investment	Total Recorded	Related
	Balance	Allowance	With Allowance	Investment	Allowance

Unsecured	$8,641	$—	$8,641	$8,641	$8,641
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	12,778,097	8,679,738	3,204,138	11,883,876	1,306,594
Commercial real estate	35,772,569	16,442,181	17,463,656	33,905,837	359,680
Business assets	629,091	316,972	312,119	629,091	285,119
Vehicles	129,095	5,833	123,262	129,095	84,344
Other	—	—	—	—	—

	As of December 31, 2011
		Recorded
	Unpaid Total	Investment	Recorded
	Principal	With No	Investment	Total Recorded	Related
	Balance	Allowance	With Allowance	Investment	Allowance

Unsecured	$65,080	$27,219	$37,861	$65,080	$37,861
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	13,754,238	7,738,672	4,441,824	12,180,496	1,559,888
Commercial real estate	37,035,387	18,762,620	16,820,115	35,582,735	942,959
Business assets	650,392	334,973	315,419	650,392	287,819
Vehicles	145,395	62,344	83,051	145,395	67,891
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, by portfolio segment, is as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Unsecured	$36,861	$—	$83,772	$1,182
Cash value	17,054	—	311,426	4,671
Residential real estate	12,032,186	58,683	18,135,952	46,155
Commercial real estate	34,744,286	229,310	31,180,145	76,866
Business assets	639,742	316	2,045,778	31,678
Vehicles	137,245	566	170,285	107
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year ended December 31, 2011
	Average Recorded	Interest Income
	Investment	Recognized
Unsecured	$65,096	$3,582
Cash value	127,981	1,314
Residential real estate	15,630,196	390,773
Commercial real estate	32,650,297	1,243,184
Business assets	1,251,354	31,742
Vehicles	160,830	12,539
Other	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of March 31, 2012:

			Greater Than
			90 Days And	Total Accruing		Total Financing
	Current	30-89 Days	Still Accruing	Past Due	Non-accrual	Receivables

Unsecured	$612,946	$38,738	$975	$39,713	$33,220	$685,879
Cash value	3,203,964	212,668	—	212,668	17,054	3,433,686
Residential real estate	24,861,899	1,001,943	477,231	1,479,174	4,366,477	30,707,550
Commercial real estate	156,324,246	10,816,543	—	10,816,543	16,714,095	183,854,884
Business assets	1,086,419	313,419	—	313,419	502,402	1,902,240
Vehicles	1,714,954	16,806	—	16,806	184,920	1,916,680
Other	103,589	—	—	—	—	103,589

	$187,908,017	$12,400,117	$478,206	$12,878,323	$21,818,168	$222,604,508

Following are the delinquent amounts, by portfolio segment, as of December 31, 2011:

			Greater Than
			90 Days And	Total Accruing		Total Financing
	Current	30-89 Days	Still Accruing	Past Due	Non-accrual	Receivables

Unsecured	$680,215	$96,348	$25,358	$121,706	$46,497	$848,418
Cash value	3,627,793	282,990	—	282,990	17,054	3,927,837
Residential real estate	24,875,203	1,340,826	—	1,340,826	4,930,851	31,146,880
Commercial real estate	149,663,226	10,485,170	2,271,985	12,757,155	18,697,536	181,117,917
Business assets	997,810	308,062	—	308,062	515,715	1,821,587
Vehicles	1,679,728	91,771	—	91,771	177,162	1,948,661
Other	104,200	—	—	—	—	104,200

	$181,628,175	$12,605,167	$2,297,343	$14,902,510	$24,384,815	$220,915,500

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

The Company uses an eight-grade internal loan rating system for its loan portfolio as follows:

Grade 1 – Prime (Excellent) – Loans to borrowers with unquestionable financial strength and a solid earning history. This category includes national, international, regional, local entities, and individuals with commensurate capitalization, profitability, income, or ready access to capital markets as well as loans collateralized by cash equivalents. These loans are considered substantially risk free.

Grade 2 – Good (Superior) – Loans which exhibit a strong earnings record, and liquidity and leverage ratios that compare favorably with the industry. There are excellent prospects for continued growth. This category also includes those loans secured within margins with marketable collateral. Limited risk. The elements for risk for these borrowers are slightly greater than those associated with risk grade Prime.

Grade 3 – Acceptable (Average) – Loans to borrowers with a satisfactory financial condition, liquidity, and earnings history which indications that the trend will continue. Working capital is considered adequate and income is sufficient to repay debt as scheduled. Handles normal credit needs in a satisfactory manner.

Grade 4 – Fair (Watch) – Loans to borrowers which may show at least one of the following: start-up operation or venture capital, financial condition, adverse events which have not yet become trends such as sporadic profitability, occasional overdrafts, instances of slow pay, documentation deficiencies. Borrower may also exhibit substantial grantor support. Debt is being handled as agreed, and the primary source of repayment remains available. Circumstances may warrant more than normal monitoring, but are not serious enough to warrant criticism of classification.

Grade 5 – Special Mention – Loans with potential weaknesses which may, if not checked and corrected, would weaken the assets or inadequately protect the Bank’s credit position at some future date. These loans may require resolution of specific pending events before the associated risk can be adequately evaluated. These are criticized loans.

Grade 6 – Substandard – Loans, which are inadequately protected by the net worth and cash flow capacity of the borrower or the collateral pledged. The credit risk in this situation relates to the possibility of some loss of principal or interest if the deficiencies are not corrected. These loans are considered classified.

Grade 7 – Doubtful – Loans, which are inadequately protected by the net worth of the borrower or the collateral pledged and repayment in full is improbable on the basis of existing facts, values and conditions. The possibility of loss is high, but because of certain important and reasonable specific pending factors, which may work to the advantage and strengthening of the facility, its classification as an estimated loss is deferred until its more exact status may be determined. These loans are considered classified, as value is impaired. A full or partial reserve is warranted.

Grade 8 – Loss – Loans, which are considered uncollectible and continuance as an unacceptable asset are not warranted. These loans are considered classified and are either charged off or fully reserved against.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s loans by risk rating, before unearned loan fees, at March 31, 2012:

			Residential	Commercial	Business
Rating:	Unsecured	Cash Value	Real Estate	Real Estate	Assets	Vehicles	Other	Total

Grade 1 (Prime)	$—	$27,516	$—	$—	$—	$—	$—	$27,516
Grade 2 (Superior)	18,133	224,374	—	351,200	—	14,776	—	608,483
Grade 3 (Acceptable-Average)	519,150	3,093,430	11,947,491	123,300,246	651,168	1,409,696	—	140,921,181
Grade 4 - Fair (Watch)	58,564	71,312	1,884,695	6,024,077	308,062	29,279	103,589	8,479,578
Grade 5 (Special Mention)	14,382	—	2,916,303	10,662,076	298,373	234,645	—	14,125,779
Grade 6 (Substandard)	75,650	17,054	13,853,747	43,517,285	644,637	228,284	—	58,336,657
Grade 7 (Doubtful)	—	—	105,314	—	—	—	—	105,314
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$685,879	$3,433,686	$30,707,550	$183,854,884	$1,902,240	$1,916,680	$103,589	$222,604,508

The following table presents the Company’s loans by risk rating at December 31, 2011:

			Residential	Commercial	Business
Rating:	Unsecured	Cash Value	Real Estate	Real Estate	Assets	Vehicles	Other	Total

Grade 1 (Prime)	$15,490	$27,296	$—	$—	$—	$—	$—	$42,786
Grade 2 (Superior)	20,127	190,867	—	354,446	—	18,929	—	584,369
Grade 3 (Acceptable-Average)	575,653	3,574,692	12,193,364	119,006,553	539,117	1,389,332	—	137,278,711
Grade 4 - Fair (Watch)	63,473	72,988	1,940,701	6,166,739	308,062	55,803	104,200	8,711,966
Grade 5 (Special Mention)	14,162	—	3,013,965	12,125,628	301,423	253,112	—	15,708,290
Grade 6 (Substandard)	159,513	61,994	13,892,036	43,464,551	672,985	231,381	—	58,482,460
Grade 7 (Doubtful)	—	—	106,814	—	—	104	—	106,918
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$848,418	$3,927,837	$31,146,880	$181,117,917	$1,821,587	$1,948,661	$104,200	$220,915,500

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

The Company’s TDRs as of March 31, 2012 and December 31, 2011 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	March 31,	December 31,
	2012	2011

Performing TDRs	$13,686,259	$13,360,284
Non-performing TDRs	7,351,951	7,832,091

Total TDRs	$21,038,210	$21,192,375

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below:

	March 31, 2012
	Accruing	Non-Accrual	Total

Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	5,227,278	—	5,227,278
Commercial real estate	11,696,280	4,098,963	15,795,243
Business assets	11,592	—	11,592
Vehicles	1,008	3,089	4,097
Other	—	—	—

Total TDRs	$16,936,158	$4,102,052	$21,038,210

	December 31, 2011
	Accruing	Non-Accrual	Total

Unsecured	$—	$13,604	$13,604
Cash value	—	—	—
Residential real estate	4,935,018	—	4,935,018
Commercial real estate	11,142,281	5,083,439	16,225,720
Business assets	12,205	—	12,205
Vehicles	5,828	—	5,828
Other	—	—	—

Total TDRs	$16,095,332	$5,097,043	$21,192,375

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. The policy also considers payment history of the borrower, but is not dependent upon a specific number of payments.

The Company recorded $455,494 and $726,270 in specific reserves related to TDR loans as of March 31, 2012 and December 31, 2011, respectively. The Company recognized $121,532 in charge offs on TDR loans during the three months ended March 31, 2012 and no charge offs for the year ended December 31, 2011.

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

	March 31, 2012	December 31, 2011

Lowered interest rate and/or payment amount	$5,547,945	$5,767,702
Interest only payment terms	1,551,145	3,476,659
Interest only & rate reduction	1,726,354	935,697
Waived interest and/or late fees	5,476,063	5,478,899
A&B note structure	2,232,310	1,015,693
Substitution of debtor	4,504,393	4,517,725

Total TDRs	$21,038,210	$21,192,375

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Unsecured	0	$—	1	$13,604
Cash value	0	—	0	—
Residential real estate	6	5,240,966	5	4,949,688
Commercial real estate	24	15,869,235	22	16,320,317
Business assets	2	12,254	2	12,799
Vehicles	3	4,101	2	6,017
Other	0	—	0	—

Total TDRs	35	$21,126,556	32	$21,302,425

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

	Three Months Ended March 31
	2012	2011
Net income (loss) available to common shareholders	$(812,657)	$35,302

Weighted average common shares outstanding	9,868,856	9,794,472
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	104,842	111,482

Average number of common shares outstanding used to calculate diluted earnings per common share	9,973,698	9,905,954

NOTE 8.	STOCK BASED COMPENSATION

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets and liabilities measured at fair value are summarized below:

	March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$14,616,215	$—	$14,616,215	$—
Mortgage-backed securities GSE residential	30,345,535	—	30,345,535	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	45,327,188	—	44,961,750	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$45,377,188	$—	$44,961,750	$415,438

Nonrecurring fair value measurements:

Impaired loans	$24,769,502	$—	$—	$24,769,502	$(694,741)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$24,769,502	$—	$—	$24,769,502	$(694,741)

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$15,964,231	$—	$15,964,231	$—
Mortgage-backed securities GSE residential	25,924,471	—	25,924,471	—
Trust preferred securities	627,875	—	—	627,875

Total debt securities available for sale	42,516,577	—	41,888,702	627,875
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$42,566,577	$—	$41,888,702	$677,875

Nonrecurring fair value measurements:

Impaired loans	$21,155,090	$—	$—	$21,155,090	$(2,844,797)
Foreclosed real estate	998,820	—	—	998,820	(166,680)

Total nonrecurring fair value measurements	$22,153,910	$—	$—	$22,153,910	$(3,011,477)

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the three months ended March 31, 2012 and for the year ended December 31, 2011.

	March 31, 2012			December 31, 2011
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$627,875	$50,000	$677,875	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	(262,437)	—	(262,437)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short term investments	$7,247,191	$7,247,191	$8,260,115	$8,260,115
Securities	46,170,088	46,170,088	43,359,477	43,359,477
Loans, net	216,725,243	217,474,261	215,018,097	217,575,824
Accrued interest receivable	852,620	852,620	1,087,596	1,087,596

Financial liabilities:
Deposits	277,929,589	275,759,685	276,898,782	276,218,543
Federal funds purchased	1,445,000	1,445,000	—	—
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,878	5,500,000	5,499,756
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000
Accrued interest payable	878,150	878,150	895,085	895,085

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13.	SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company has issued 206,000 shares of its common stock under the private placement offering described in Note 11 to these condensed consolidated financial statements. Total proceeds from issuance under the offering were $515,000.

During the second quarter of 2012, the Company also issued 10,000 shares of Series C Preferred Stock for total proceeds of $1,000,000. The Series C Preferred Stock has a par value of $100, is subordinate to previous issuances of preferred stock, and the holder is entitled to dividends at an annual rate of 3% payable on every fifth anniversary of the date of issuance.

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

EXECUTIVE SUMMARY

As of March 31, 2012, we reported total assets of $298.4 million, an increase of approximately $2.5 million, or 0.84%, from December 31, 2011. The increase in total assets was attributed to increases in securities available for sale of approximately $2.8 million and to increases in total loans, net of unearned income of $1.7 million being offset by decreases foreclosed assets of $906 thousand, cash and due from banks of $383 thousand and federal funds sold of $595 thousand. For the three months ended March 31, 2012, we had a net loss of $763 thousand as compared to a net income of $85 thousand for the three months ended March 31, 2011.

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

FINANCIAL CONDITION

Total assets increased during the first three months of 2012 by $2.5 million from $295.9 million to $298.4 million, or 0.84%. Securities available for sale increased approximately $2.8 million primarily due to our efforts to improve liquidity. Total loans, net of unearned income increased approximately $1.7 million which was partially due to the decrease in foreclosed assets of $808 thousand from the financed sale of a property. There was approximately $885 thousand in loans charged off during the first quarter of 2012. The loan to deposit ratio at March 31, 2012 was 79.8% compared to 79.5% at December 31, 2011.

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

Stockholders’ equity decreased by $23 thousand for the three months ended March 31, 2012. This decrease consisted of net loss of $763 thousand, proceeds from issuance of common stock of $540 thousand, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $250 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $45.4 million at March 31, 2012, compared to $42.6 million at December 31, 2011. The most significant increases in the securities portfolio have resulted from the purchases of $2.8 million in state, county and municipal bonds and $5.2 million in mortgage-backed securities, which were offset by the sale, call and maturity of $4.4 million in state, county and municipal bonds, the paydowns of $765 thousand in mortgage-backed securities, and the other than temporary impairment charge of $262 thousand for one trust preferred security. Gains on the sales of securities available for sale for the three months ended March 31, 2012 were $116 thousand. At March 31, 2012, the securities portfolio had unrealized net gains of approximately $323 thousand.

The following table shows the carrying value of the securities available for sale at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Securities available for sale:
State, county and municipals	$14,616	$15,964
Mortgage-backed securities
GSE residential	30,346	25,925
Trust preferred securities	365	628
Equity securities	50	50

Total securities	$45,377	$42,567

LOANS

Total loans, net of unearned income increased approximately $1.7 million, or 0.8%, at March 31, 2012. This increase is partially due to the Company financing the sale of $808 thousand in foreclosed assets and to approximately $1.7 million in new loan originations during the first quarter being offset by $885 thousand in loans being charged off.

At March 31, 2012, the Company had loan concentrations in real estate totaling $214.6 million or 96.4% of total loans. Loans secured by the cash value of deposits or investments totaled $3.4 million or 1.5% of total loans. The remaining $4.6 million or 2.1% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Unsecured	$686	$848
Cash value	3,434	3,928
Residential real estate	30,708	31,147
Commercial real estate	183,855	181,118
Business assets	1,902	1,822
Vehicles	1,917	1,949
Other	103	104

Total Loans	$222,605	$220,916

ASSET QUALITY

At March 31, 2012, the loan portfolio was 72.6% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$74,550	10.87%	$97,961	11.55%
Cash Value	17,054	0.50%	16,727	0.43%
Residential real estate	2,249,923	7.33%	2,083,285	6.69%
Commercial real estate	2,160,109	1.17%	2,480,770	1.37%
Business assets	351,867	18.50%	299,741	16.45%
Vehicles	218,354	11.39%	176,021	9.03%
Other	—	0.00%	—	0.00%
Unallocated	39,935	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,111,792	2.30%	$5,154,505	2.34%

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

As of December 31, 2011, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate has increased by $167 thousand when comparing March 31, 2012 to December 31, 2011 reflecting continued charge-offs in this segment. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans during the quarter. As of March 31, 2012, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of March 31, 2012 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three month period ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Average amount of loans outstanding	$221,680	$229,279

Balance of allowance for loan losses at beginning of period	$5,155	$5,224

Loans charged off
Commercial	(11)	(3)
Real estate	(859)	(113)
Installment	(15)	(32)

	(885)	(148)

Loans recovered
Commercial	9	1
Real estate	86	5
Installment	2	5

	97	11

Net charge-offs	(788)	(137)

Additions to allowance charged to operating expense during period	745	205

Balance of allowance for loan losses at end of period	$5,112	$5,292

Ratio of net loans charged-off during the period to average loans outstanding	0.36%	0.06%

As of March 31, 2012, the Company had approximately $46.6 million in loans specifically evaluated for impairment with approximately $2.1 million in associated specific reserves. As of December 31, 2011, the Company had $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. Impaired loans represented 20.9% and 22.0% of the portfolio as of March 31, 2012 and December 31, 2011, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $21.8 million and $24.4 million of nonaccrual loans as of March 31, 2012 and December 31, 2011, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2011. The $2.1 million decrease in impaired loans from December 31, 2011 to March 31, 2012 was mainly due to a decrease in impaired residential and commercial real estate loans. The reasons for the decrease in real estate impaired loans were due to the removal of one loan from impaired status due to performance and customer pay-downs and to partial charge-off of several real estate loans; however, these decreases were partially offset by further migration of loans to impaired status. The overall level of impaired loans as of March 31, 2012 is lower than impaired loans as of December 31, 2010 and December 31, 2011. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of March 31, 2012 was $176.0 million, and the allowance for loan losses associated with these loans was $3.0 million or 1.73% of the unimpaired principal balance. As of December 31, 2011, loans not considered impaired were $172.3 million and the associated allowance was $2.2 million or 1.30% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $2.2 million in 2010, $3.1 million in 2011 and $885 thousand as of March 31, 2012. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of March 31, 2012, $214.6 million of our $222.6 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $39.5 million at March 31, 2012, representing a decrease of $5.3 million (11.8%) from December 31, 2011. This decrease is attributable to decreases of $1.8 million in past dues over 90 days still accruing, $2.6 million in nonaccrual loans, and $906 thousand in foreclosed real estate. Total nonperforming assets were 17.8% of total loans at March 31, 2012, compared to 20.4% at December 31, 2011. Nonperforming assets represented 13.3% of total assets at March 31, 2012, compared to 15.2% of total assets at December 31, 2011. Nonaccrual loans represented 9.8% of total loans outstanding at March 31, 2012, compared to 11.1% of total loans outstanding at December 31, 2011. There were no related party loans which were considered to be nonperforming at March 31, 2012.

The following summarizes nonperforming assets at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Total nonaccruing loans	$21,818	$24,385
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	478	2,297
Other real estate owned	17,246	18,152
Repossessed assets	—	2

Total nonperforming assets	$39,542	$44,836

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

Time deposits greater than $100,000 totaled $130.2 million at March 31, 2012, compared to $126.4 million at December 31, 2011. Our overall change in time deposits between December 31, 2011 and March 31, 2012 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2012, our capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At March 31, 2012, stockholders’ equity remained relatively unchanged with $8.2 million versus $8.2 million at December 31, 2011. During the first quarter of 2012, the activity consisted of a net loss of $763 thousand, proceeds from issuance of common stock of $540 thousand, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $250 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2012, Company’s and Bank’s capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2012 and December 31, 2011 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2012:
Total Capital to Risk Weighted
Assets:
Consolidated	$13,727	5.31%	$20,681	8.00%	N/A	N/A
Bank	$15,076	5.84%	$20,652	8.00%	$25,815	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$10,475	4.05%	$10,346	4.00%	N/A	N/A
Bank	$11,825	4.58%	$10,328	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$10,475	3.50%	$11,971	4.00%	N/A	N/A
Bank	$11,825	3.95%	$11,975	4.00%	$23,949	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$198,345	$3,302	6.70%	$204,954	$3,453	6.83%
Securities (4)	42,699	259	2.44%	38,890	219	2.28%
Interest-bearing deposits in other financial institutions	638	—	0.00%	455	1	0.55%
Federal funds sold	2,316	1	0.17%	6,152	2	0.11%

Total interest-earning assets	243,998	3,562	5.87%	250,451	3,675	5.95%

Non-interest earning assets:
Cash and due from banks	7,526			7,139
Unrealized gains on securities available for sale	149			(491)
Allowance for loan losses	(4,914)			(6,451)
Other assets	52,517			51,588

Total Assets	$299,276			$302,236

Interest-bearing liabilities
Interest bearning demand and savings deposits	$36,887	65	0.71%	$34,621	83	0.97%
Time deposits	211,502	1,088	2.07%	220,265	1,374	2.53%

Total deposits	248,389	1,153	1.87%	254,886	1,457	2.32%

Other short-term borrowings	5,879	9	0.62%	5,775	12	0.87%
Long-term debt	3,403	36	4.25%	3,403	32	3.79%

Total interest-bearing liabilities	257,671	1,198	1.87%	264,064	1,501	2.30%

Non-interest bearing demand	30,217			26,919
Other liabilities	2,742			1,927
Stockholders’ equity (3)	8,646			9,326

Total Liabilities and Stockholders’ Equity	$299,276			$302,236

Net interest income/net interest spread		$2,364	4.00%		$2,174	3.65%

Net yield on earning assets			3.90%			3.52%

(1)	Average loans exclude average nonaccrual loans of $23.0 million and $30.8 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $264 thousand and $260 thousand of loan fee income for the three months ended March 31, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

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

	Three Months Ended March 31, 2012
	Compared to 2011
	Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(56)	$(95)	$(151)
Interest on securities	17	23	40
Interest on interest-bearing deposits in other financial institutions	(2)	1	(1)
Interest on federal funds sold	4	(5)	(1)

Total interest income	(37)	(76)	(113)

Interest on interest-bearing demand and savings deposits	(50)	32	(18)
Interest on time deposits	(235)	(51)	(286)
Interest on short-term borrowings	(5)	2	(3)
Interest on long-term debt	4	—	4

Total interest expense	(286)	(17)	(303)

Net interest income	$249	$(59)	$190

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 2 and Note 5 to the Condensed Consolidated Financial Statements, and above in the Critical Accounting Policies section of this report.

A provision of $745 thousand was made for the three months ended March 31, 2012 as compared to a provision of $205 thousand made for the three months ended March 31, 2011. The allowance for loan loss as a percentage of total loans was 2.30%, 2.34% and 2.26% at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Net charge-offs as a percentage of average outstanding loans were 0.36% for the three months ended March 31, 2012 and 0.06% for the three months ended March 31, 2011. Net loan charge-offs increased $651 thousand to $(788) thousand for the three months ended March 31, 2012 when compared to $(137) thousand for the three months ended March 31, 2011.

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

Other Expenses

Other expenses increased by $636 thousand for the three months ended March 31, 2012 with $3.0 million compared to $2.4 million for the same period in 2011. The increase for the three month period consists of an increase in salaries and employee benefits of $26 thousand and other operating expenses of $660 thousand, offset by a decrease in occupancy and equipment expenses of $50 thousand. The increase in other operating expenses through the first three months of 2012 as compared to the same period in 2011 is primarily due to the increase in other real estate expenses of approximately $276 thousand and an other than temporary impairment charge of $262 thousand for one trust preferred security. Since March 31, 2011, foreclosed real estate has increased approximately $7.8 million with several properties being foreclosed during 2011 which were offset by few sales of these foreclosed properties. At March 31, 2012, the number of full-time equivalent employees was 80 compared to 77 at March 31, 2011.

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

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 13, 2012) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2012, Capital City Bancshares, Inc. began accepting the subscription of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing and as of August 1, 2012, 418,000 shares for $1,045,000 have been sold.

On April 24, 2012, the Company entered into an agreement with SunTrust Bank to sell 10,000 shares of Series C cumulative, nonvoting, $100 par value preferred stock for cash consideration of $1,000,000. The terms of the preferred stock issuance are shown on the Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Georgia. No underwriting discounts or commissions are to be paid. The transaction is exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The proceeds have been injected into the general capital account of the Company’s subsidiary bank.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.1(G)	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 25, 2012 (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2012).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101	Interactive data file

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: August 7, 2012	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 7, 2012	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and
Accounting Officer)