Form 10-Q
period 2012-06-30
CAPITOL CITY BANCSHARES INC
filed 2012-08-31
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 24, 2012; 10,282,069; $1.00 par value common shares

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012 (unaudited)	December 31, 2011
Assets

Cash and due from banks	$6,698,318	$7,029,604
Interest-bearing deposits at other financial institutions	698,819	635,511
Federal funds sold	2,990,000	595,000
Securities available for sale	43,408,424	42,566,577
Restricted equity securities, at cost	714,500	792,900

Loans, net of unearned income	218,811,120	220,172,602
Less allowance for loan losses	5,337,583	5,154,505

Loans, net	213,473,537	215,018,097

Premises and equipment, net	9,180,466	9,137,049
Foreclosed real estate	17,545,945	18,151,601
Other assets	1,873,182	1,953,767

Total assets	$296,583,191	$295,880,106

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$33,688,721	$28,433,587
Interest-bearing	242,959,530	248,465,195

Total deposits	276,648,251	276,898,782
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,594,249	1,601,390

Total liabilities	$287,420,750	$287,678,422

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	—
Common stock, par value $1.00; 80,000,000 shares authorized; 10,262,069 and 9,833,430 shares issued and outstanding, respectively	10,262,069	9,833,430
Surplus	756,398	130,036
Retained deficit	(4,643,949)	(3,442,584)
Accumulated other comprehensive income (loss)	180,123	73,002

Total stockholders’ equity	9,162,441	8,201,684

Total liabilities and stockholders’ equity	$296,583,191	$295,880,106

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,208,854	$3,489,120	$6,511,193	$6,941,887
Deposits in banks	410	79	540	694
Securities	271,825	258,059	530,522	477,124
Federal funds sold	431	998	1,080	2,652

Total interest income	3,481,520	3,748,256	7,043,335	7,422,357

Interest expense:
Deposits	1,076,554	1,415,594	2,228,988	2,871,910
Other borrowings	44,921	43,579	90,070	87,751

Total interest expense	1,121,475	1,459,173	2,319,058	2,959,661

Net interest income	2,360,045	2,289,083	4,724,277	4,462,696
Provision for loan losses	510,000	150,000	1,255,000	355,000

Net interest income after provision for loan losses	1,850,045	2,139,083	3,469,277	4,107,696

Other income:
Service charges on deposit accounts	355,972	300,949	698,579	641,689
Other fees and commissions	37,523	24,135	65,064	47,488
Gain on sales of available for sale securities	276,019	—	391,713	—
Gain (loss) on sales of foreclosed real estate	(37,993)	—	(37,993)	—
Gain (loss) on disposal of premises and equipment	(7,453)	—	(7,453)	—
Other operating income	132,351	128,982	266,832	247,836

Total other income	756,419	454,066	1,376,742	937,013

Other expenses:
Salaries and employee benefits	933,018	903,443	1,873,388	1,817,419
Occupancy and equipment expenses, net	242,948	276,531	515,289	598,650
Other operating expenses	1,819,206	1,254,590	3,608,707	2,384,753

Total other expenses	2,995,172	2,434,564	5,997,384	4,800,822

Income (loss) before income tax benefits	(388,708)	158,585	(1,151,365)	243,887
Income tax benefits	—	—	—	—

Net income (loss)	(388,708)	158,585	(1,151,365)	243,887

Preferred stock dividends	—	—	(50,000)	(50,000)

Net income (loss) available to common shareholders	(388,708)	158,585	(1,201,365)	193,887
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	133,297	724,291	498,834	779,209
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(276,019)	—	(391,713)	—

Comprehensive income (loss)	$(531,430)	$882,876	$(1,094,244)	$973,096

Basic earnings (losses) per common share	$(0.04)	$0.02	$(0.12)	$0.02

Diluted earnings (losses) per common share	$(0.04)	$0.02	$(0.12)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(1,151,365)	$243,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	499,924	380,655
Provision for loan losses	1,255,000	355,000
Net gain on sale of securities available for sale	(391,713)	—
Other-than-temporary impairment of securities	262,437	—
Loss on sale of foreclosed assets	37,993	—
Writedowns of foreclosed real estate	258,500	—
Loss on sale of premises and equipment	7,453	—
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities	73,444	24,043

Net cash provided by operating activities	801,673	953,585

INVESTING ACTIVITIES
Purchases of securities available for sale	(20,073,559)	(5,147,408)
Proceeds from sales of securities available for sale	16,415,618	—
Proceeds from maturities and paydowns of securities available for sale	2,794,915	1,864,517
Proceeds from sales of restricted equity securities	78,400	115,000
Net increase in interest-bearing deposits at other financial institutions	(63,308)	(122,224)
Net increase in federal funds sold	(2,395,000)	(3,400,000)
Net decrease in loans	435,443	1,182,639
Capitalized costs on foreclosed real estate	—	(92,108)
Proceeds from sale of foreclosed real estate	163,280	—
Proceeds from sale of other assets	10,503	—
Payments for construction in process	(224,272)	—
Purchase of premises and equipment	(79,449)	—

Net cash used in investing activities	(2,937,429)	(5,599,584)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(250,531)	6,525,963
Proceeds from issuance of preferred stock	1,000,000	—
Proceeds from issuance of common stock	1,045,000	108,550
Proceeds from exercise of stock options	10,001	—

Net cash provided by financing activities	1,804,470	6,634,513

Net increase (decrease) in cash and due from banks	(331,286)	1,988,514

Cash and due from banks at beginning of year	7,029,604	5,345,394

Cash and due from banks, end of period	$6,698,318	$7,333,908

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,358,507	$3,051,278

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$661,618	$3,617,764
Financed sales of foreclosed real estate	$994,792	$—

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after June 30, 2012, but prior to August 28, 2012, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At June 30, 2012 and December 31, 2011, those restricted balances were $2,453,491 and $2,399,858, respectively.

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

The general components cover unimpaired loans and are based on historical loss experience adjusted for qualitative factors, such as the various risk characteristics of each loan segment. Historical losses are evaluated based on gross charge offs and/or partial charge offs for each loan grouping using a 24 month rolling average. The qualitative factors used in adjusting the historical loss ratio consist of two broad groups, external and internal factors. External factors include, but are not limited to: national and local economic conditions with an emphasis on unemployment rates, changes in the regulator climate, legal constraints, political action and competition. Internal factors considered are the lending policies and procedures, the nature and mix of the loan portfolio, the lending staff, credit concentrations, trends in loan analytics (nonaccruals, past dues, charge off’s, etc.), changes in the value of underlying collateral and results of internal or external loan reviews. The pertinent data (the quantitative factors) are compiled and reviewed on a regular basis. As trends in the data or other changes are observed that indicate adjustments to the loss ratios are warranted, adjustments to the loss ratio are made through adjusting the ASC 450 factors.

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

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial statements and determined the Bank had no uncertain tax positions at June 30, 2012. Further, all years subsequent to 2008 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2011 and the first six months of 2012. The continuing level of problem loans as of the quarter ended June 30, 2012 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of June 30, 2012 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4.	CONTINGENCIES

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s consolidated financial statements.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the reserves may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances for losses on loans or valuation of foreclosed real estate based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and valuation of foreclosed real estate may change materially in the near term.

During the Bank’s most recent regulatory examination a loan relationship, with total outstanding principal balances of $5,564,146 as of June 30, 2012, was criticized and management is currently evaluating its collateral position. Each of the loans in the relationship were assigned a credit rating of substandard, were on nonaccrual status, and were considered impaired at June 30, 2012 by management, and are disclosed as such in Note 6. Management’s most recent evaluation of collateral values resulted in no specific reserves for this relationship as of June 30, 2012. During the recent regulatory examination, examiners raised various issues related to the valuation of this relationship. Management disagrees with the examiners’ positions, and continues to utilize current appraisals and internal evaluations on this relationship. Additionally, management has retained a nationally recognized firm to perform further valuation analysis, which based on preliminary information supports management’s assertion that no specific allowance is needed. Potential losses or additional specific reserves, if any, are not known or reasonably estimable at this time.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Government sponsored enterprises (GSEs)	$2,000,000	$—	$(5,690)	$1,994,310
State, county and municipals	10,143,066	90,186	(33,240)	10,200,012
Mortgage-backed securities GSE residential	30,669,797	206,142	(77,275)	30,798,664
Trust preferred securities	365,438	—	—	365,438

Total debt securities	43,178,301	296,328	(116,205)	43,358,424
Equity securities	50,000	—	—	50,000

Total securities	$43,228,301	$296,328	$(116,205)	$43,408,424

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
State, county and municipals	$16,076,970	$73,281	$(186,020)	$15,964,231
Mortgage-backed securities GSE residential	25,738,730	201,977	(16,236)	25,924,471
Trust preferred securities	627,875	—	—	627,875

Total debt securities	42,443,575	275,258	(202,256)	42,516,577
Equity securities	50,000	—	—	50,000

Total securities	$42,493,575	$275,258	$(202,256)	$42,566,577

The amortized cost and fair value of debt securities as of June 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due from one to five years	$3,522,484	$3,529,612
Due from five to ten years	3,324,419	3,324,649
Due after ten years	5,661,601	5,705,499
Mortgage-backed securities	30,669,797	30,798,664

	$43,178,301	$43,358,424

Securities with a carrying value of $18,655,945 and $17,070,932 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
June 30, 2012
U.S. Government sponsored enterprises (GSEs)	$1,994,310	$(5,690)	$—	$—	$(5,690)
State, county and municipals	7,040,707	(33,240)	—	—	(33,240)
Mortgage-backed securities GSE residential	13,889,362	(77,275)	—	—	(77,275)

Total securities	$22,924,379	$(116,205)	$—	$—	$(116,205)

December 31, 2011
State, county and municipals	$9,161,795	$(186,020)	$—	$—	$(186,020)
Mortgage-backed securities GSE residential	2,464,959	(16,236)	—	—	(16,236)

Total securities	$11,626,754	$(202,256)	$—	$—	$(202,256)

U.S. Government sponsored enterprises securities. There were unrealized losses on two U.S. Government sponsored enterprises securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

State, county and municipal securities. There were unrealized losses on seven state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

GSE residential mortgage-backed securities. There were unrealized losses on seven GSE mortgage-backed securities resulting from interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of June 30, 2012.

NOTE 6.	LOANS

The composition of loans is summarized as follows:

	June 30,	December 31,
	2012	2011
Unsecured	$784,464	$848,418
Cash Value	3,911,684	3,927,837
Residential Real Estate	24,600,663	31,146,880
Commercial Real Estate	186,039,299	181,117,917
Business Assets	2,308,011	1,821,587
Vehicles	1,794,346	1,948,661
Other	102,953	104,200

	219,541,420	220,915,500

Unearned loan fees	(730,300)	(742,898)
Allowance for loan losses	(5,337,583)	(5,154,505)

Loans, net	$213,473,537	$215,018,097

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of June 30, 2012 were 0.4% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of June 30, 2012 were 1.8% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of June 30, 2012 were 11.2% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of June 30, 2012 were 84.7% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of June 30, 2012 were 1.0% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of June 30, 2012 were 0.8% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of June 30, 2012 were less than 0.1% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and six months ended June 30, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2012
Beginning balance	$74,550	$17,054	$2,249,923	$2,160,109	$351,867	$218,354	$—	$39,935	$5,111,792
Charge-offs	—	—	(54,208)	(251,066)	—	—	—	—	(305,274)
Recoveries	514	—	1,398	8,519	1,184	9,450	—	—	21,065
Provision	(7,010)	—	(279,096)	568,059	64,213	(10,956)	—	174,790	510,000

Ending balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$—	$214,725	$5,337,583

Allowance for loan losses:
For the six months ended June 30, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(14,325)	—	(500,597)	(663,630)	(2,087)	(9,633)	—	—	(1,190,272)
Recoveries	2,454	—	6,402	90,010	10,034	9,450	—	—	118,350
Provision	(18,036)	327	328,927	578,471	109,576	41,010	—	214,725	1,255,000

Ending balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$—	$214,725	$5,337,583

Ending balance - individually evaluated impairment	$7,958	$17,054	$1,253,285	$375,178	$282,519	$80,587	$—	$—	$2,016,581

Loans:
Ending balance (1)	$784,464	$3,911,684	$24,600,663	$186,039,299	$2,308,011	$1,794,346	$102,953	$—	$219,541,420

Ending balance - Loans individually evaluated for impairment	$35,177	$17,054	$11,856,064	$35,586,232	$618,545	$125,541	$—	$—	$48,238,613

(1)	Loan balances presented are gross of unearned loan fees of $730,300.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and six months ended June 30, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2011
Beginning balance	$106,021	$14,262	$1,829,967	$2,810,638	$328,785	$132,161	$5	$70,198	$5,292,037
Charge-offs	(6,043)	—	(1,790)	(181,240)	—	(5,972)	—	—	(195,045)
Recoveries	2,909	—	—	6,683	1,481	1,175	—	—	12,248
Provision	(44,783)	1,385	264,833	(15,635)	(26,400)	(3,444)	(5)	(25,951)	150,000

Ending balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240

Allowance for loan losses:
For the six months ended June 30, 2011
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(20,915)	—	(34,288)	(273,678)	—	(14,028)	—	—	(342,909)
Recoveries	6,895	—	—	12,659	2,656	1,175	—	—	23,385
Provision	9,104	10,437	(131,535)	646,540	(15,634)	(4,986)	(5)	(158,921)	355,000

Ending balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240

Ending balance - individually evaluated impairment	$573	$—	$1,011,572	$1,198,730	$197,089	$71,736	$—	$—	$2,479,700

Loans:
Ending balance (1)	$780,583	$4,704,932	$37,750,152	$183,593,077	$2,314,489	$2,265,230	$105,365	$—	$231,513,828

Ending balance - Loans individually evaluated for impairment	$49,662	$—	$17,325,001	$35,633,745	$852,986	$169,923	$—	$—	$54,031,317

(1)	Loan balances presented are gross of unearned loan fees of $1,087,983.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of June 30, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$35,177	$27,219	$7,958	$35,177	$7,958
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	12,750,284	7,464,890	4,391,174	11,856,064	1,253,285
Commercial real estate	37,497,795	24,798,101	10,788,131	35,586,232	375,178
Business assets	618,545	310,526	308,019	618,545	282,519
Vehicles	125,541	6,036	119,505	125,541	80,587
Other	—	—	—	—	—

	As of December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$65,080	$27,219	$37,861	$65,080	$37,861
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	13,754,238	7,738,672	4,441,824	12,180,496	1,559,888
Commercial real estate	37,035,387	18,762,620	16,820,115	35,582,735	942,959
Business assets	650,392	334,973	315,419	650,392	287,819
Vehicles	145,395	62,344	83,051	145,395	67,891
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three and six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, by portfolio segment, is as follows:

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$21,909	$313	$66,703	$2,077
Cash value	17,054	—	311,426	—
Residential real estate	11,869,970	89,878	17,444,654	79,376
Commercial real estate	34,746,035	400,638	34,281,724	51,256
Business assets	623,818	6,674	1,502,104	503
Vehicles	127,318	291	135,774	337
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$50,129	$313	$72,402	$3,259
Cash value	17,054	—	207,617	4,671
Residential real estate	12,018,280	148,561	17,865,725	125,531
Commercial real estate	35,584,484	629,948	32,664,678	128,122
Business assets	634,469	6,990	1,648,181	32,181
Vehicles	135,468	857	170,164	444
Other	—	—	—	—

	Year ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized
Unsecured	$65,096	$3,582
Cash value	127,981	1,314
Residential real estate	15,630,196	390,773
Commercial real estate	32,650,297	1,243,184
Business assets	1,251,354	31,742
Vehicles	160,830	12,539
Other	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of June 30, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$740,639	$10,528	$867	$11,395	$32,430	$784,464
Cash value	3,894,630	—	—	—	17,054	3,911,684
Residential real estate	18,168,745	1,387,470	100,852	1,488,322	4,943,596	24,600,663
Commercial real estate	155,327,664	11,176,532	—	11,176,532	19,535,103	186,039,299
Business assets	1,688,336	125,459	5,144	130,603	489,072	2,308,011
Vehicles	1,577,553	48,921	—	48,921	167,872	1,794,346
Other	102,953	—	—	—	—	102,953

	$181,500,520	$12,748,910	$106,863	$12,855,773	$25,185,127	$219,541,420

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of June 30, 2012 two residential real estate loans totaling $34,725, three commercial real estate loans totaling $268,278 and one unsecured loan totaling $3,734 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of June 30, 2012 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

The following table presents the Company’s loans by risk rating, before unearned loan fees, at June 30, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$—	$27,504	$—	$—	$—	$—	$—	$27,504
Grade 2 (Superior)	18,202	223,893	—	348,149	—	10,497	—	600,741
Grade 3 (Acceptable-Average)	616,270	3,573,771	9,234,053	110,787,875	1,384,545	1,340,886	—	126,937,400
Grade 4 - Fair (Watch)	61,012	69,462	1,857,868	5,882,971	—	24,771	102,953	7,999,037
Grade 5 (Special Mention)	14,382	—	1,397,168	17,777,882	295,181	211,230	—	19,695,843
Grade 6 (Substandard)	73,771	17,054	12,006,710	51,242,422	628,285	206,962	—	64,175,204
Grade 7 (Doubtful)	—	—	104,864	—	—	—	—	104,864
Grade 8 (Loss)	827	—	—	—	—	—	—	827

	$784,464	$3,911,684	$24,600,663	$186,039,299	$2,308,011	$1,794,346	$102,953	$219,541,420

The following table presents the Company’s loans by risk rating at December 31, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$15,490	$27,296	$—	$—	$—	$—	$—	$42,786
Grade 2 (Superior)	20,127	190,867	—	354,446	—	18,929	—	584,369
Grade 3 (Acceptable-Average)	575,653	3,574,692	12,193,364	119,006,553	539,117	1,389,332	—	137,278,711
Grade 4 - Fair (Watch)	63,473	72,988	1,940,701	6,166,739	308,062	55,803	104,200	8,711,966
Grade 5 (Special Mention)	14,162	—	3,013,965	12,125,628	301,423	253,112	—	15,708,290
Grade 6 (Substandard)	159,513	61,994	13,892,036	43,464,551	672,985	231,381	—	58,482,460
Grade 7 (Doubtful)	—	—	106,814	—	—	104	—	106,918
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$848,418	$3,927,837	$31,146,880	$181,117,917	$1,821,587	$1,948,661	$104,200	$220,915,500

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

The Company’s TDRs as of June 30, 2012 and December 31, 2011 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	June 30, 2012	December 31, 2011
Performing TDRs	$14,445,158	$13,360,284
Non-performing TDRs	8,137,161	7,832,091

Total TDRs	$22,582,319	$21,192,375

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	5,279,949	7,262,736	12,542,685
Commercial real estate	9,498,288	530,435	10,028,723
Business assets	10,845	—	10,845
Vehicles	66	—	66
Other	—	—	—

Total TDRs	$14,789,148	$7,793,171	$22,582,319

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

The Company recorded $618,290 and $726,270 in specific reserves on TDRs as of June 30, 2012 and December 31, 2011, respectively. The Company recognized $121,532 in charge offs on TDR loans during the six months ended June 30, 2012 and no charge offs for the year ended December 31, 2011.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of June 30, 2012 and December 31, 2011 are presented in the table below:

	June 30,	December 31,
	2012	2011
Lowered interest rate and/or payment amount	$7,056,405	$5,767,702
Interest only payment terms	1,553,667	3,476,659
Interest only & rate reduction	1,721,152	935,697
Waived interest and/or late fees	5,471,369	5,478,899
A&B note structure	2,212,206	1,015,693
Substitution of debtor	4,567,520	4,517,725

Total TDRs	$22,582,319	$21,192,375

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Unsecured	0	$—	1	$13,604
Cash value	0	—	0	—
Residential real estate	9	6,303,915	5	4,949,688
Commercial real estate	25	16,389,979	22	16,320,317
Business assets	2	11,534	2	12,799
Vehicles	1	66	2	6,017
Other	0	—	0	—

Total TDRs	37	$22,705,494	32	$21,302,425

There have been no loans modified as TDRs within the past six months for which there was a payment default within the six month period ended June 30, 2012. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2011.

NOTE 7.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$(388,708)	$158,585	$(1,201,365)	$193,887

Weighted average common shares outstanding	10,234,003	9,711,258	10,051,429	9,806,899
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	104,843	111,481	104,843	111,481

Average number of common shares outstanding used to calculate diluted earnings per common share	10,338,846	9,822,739	10,156,272	9,918,380

NOTE 8.	STOCK BASED COMPENSATION

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

At December 31, 2011, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2012 and 2011. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2012 and 2011.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding beginning of period	168,017	$0.94	178,656	$0.94
Options forfeited	—	—	—	—
Options exercised	—	—	(10,639)	0.94

Options outstanding end of period	168,017	$0.94	168,017	$0.94	0.4

Outstanding exercisable end of period	168,017	$0.94	168,017	$0.94	0.4

The option price for all options outstanding and exercisable at June 30, 2012 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at June 30, 2012. At June 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $262,527.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	June 30, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$1,994,310	$—	$1,994,310	$—
State, county and municipals	10,200,012	—	10,200,012	—
Mortgage-backed securities GSE residential	30,798,664	—	30,798,664	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	43,358,424	—	42,992,986	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$43,408,424	$—	$42,992,986	$415,438

Nonrecurring fair value measurements:
Impaired loans	$23,395,570	$—	$—	$23,395,570	$(245,761)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$23,395,570	$—	$—	$23,395,570	$(245,761)

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$15,964,231	$—	$15,964,231	$—
Mortgage-backed securities GSE residential	25,924,471	—	25,924,471	—
Trust preferred securities	627,875	—	—	627,875

Total debt securities available for sale	42,516,577	—	41,888,702	627,875
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$42,566,577	$—	$41,888,702	$677,875

Nonrecurring fair value measurements:
Impaired loans	$21,155,090	$—	$—	$21,155,090	$(2,844,797)
Foreclosed real estate	998,820	—	—	998,820	(166,680)

Total nonrecurring fair value measurements	$22,153,910	$—	$—	$22,153,910	$(3,011,477)

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the six months ended June 30, 2012 and for the year ended December 31, 2011.

	June 30, 2012			December 31, 2011
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$627,875	$50,000	$677,875	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	(262,437)	—	(262,437)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875

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

The Company did not identify any liabilities that are required to be presented at fair value as of June 30, 2012 and as of December 31, 2011.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis at June 30, 2012, December 31, 2011, and June 30, 2011 are as follows:

	June 30, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$698,819	$698,819	$—	$—	$698,819
Federal funds sold	2,990,000	2,990,000	—	—	2,990,000
Restricted equity securities	714,500	—	714,500	—	714,500
Loans, net	213,473,537	—	—	215,415,077	215,415,077

Financial liabilities:
Deposits	276,648,251	—	274,242,087	—	274,242,087
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,500,355	—	5,500,355
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest-bearing deposits at other financial institutions	$635,511	$635,511	$577,192	$577,192
Federal funds sold	595,000	595,000	4,130,000	4,130,000
Restricted equity securities	792,900	792,900	910,300	910,300
Loans, net	215,018,097	217,575,824	225,166,605	227,831,633

Financial liabilities:
Deposits	276,898,782	276,218,543	281,808,258	279,833,832
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,756	5,500,000	5,520,763
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 24, 2012, the Company entered into an agreement with SunTrust Bank to sell 10,000 shares of Series C cumulative, nonvoting, $100 par value preferred stock for cash consideration of $1,000,000. No underwriting discounts or commissions were paid. The transaction was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The proceeds were used to inject capital into the Company’s subsidiary bank.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12.	FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2012, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between July 9, 2012 and April 3, 2013.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At June 30, 2012, the Company had credit availability with FHLB of $6,457,921.

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

EXECUTIVE SUMMARY

As of June 30, 2012, we reported total assets of $296.6 million, an increase of approximately $700 thousand, or 0.2%, from December 31, 2011. The increase in total assets was attributed to increases in federal funds sold of $2.4 million and securities available for sale of approximately $842 thousand being offset by decreases in total loans, net of unearned income of $1.4 million, foreclosed assets of $600 thousand and cash and due from banks of $331 thousand. For the six months ended June 30, 2012, we had a net loss of $1.2 million as compared to a net income of $244 thousand for the six months ended June 30, 2011. For the three months ended June 30, 2012, we had a net loss of $389 thousand as compared to a net income of $159 thousand for the three months ended June 30, 2011.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2012, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011 and for the six months ended June 30, 2012.

FINANCIAL CONDITION

Total assets increased during the first six months of 2012 by $700 thousand from $295.9 million to $296.6 million, or 0.2%. Securities available for sale increased approximately $842 thousand and federal funds sold increased $2.4 million primarily due to our efforts to improve liquidity. Total loans, net of unearned income decreased approximately $1.4 million. There was approximately $1.2 million in loans charged off during the first half of 2012. The loan to deposit ratio at June 30, 2012 was 79.1% compared to 79.5% at December 31, 2011.

Total deposits decreased approximately $251 thousand, or 0.1%, when comparing June 30, 2012 to December 31, 2011. This decrease is attributed to $6.7 million increase in non-interest bearing demand deposits and savings accounts with a decrease in interest-bearing demand deposits, money market accounts and time deposits of $7.0 million. Time deposits of $100,000 or more remained relatively unchanged with a small decrease during the first six months of 2012 of $132 thousand, to $126.2 million, while other time deposits decreased during the first six months by $4.9 million, to $79.9 million. Noninterest-bearing demand deposits accounted for 12.2% and 10.3% of total deposits at June 30, 2012 and December 31, 2011, respectively. Brokered certificates of deposits decreased $3.0 million to $10.8 million as of June 30, 2012.

Stockholders’ equity increased by $960 thousand for the six months ended June 30, 2012. This increase consisted of net loss of $1.2 million, proceeds from issuance of common stock of $1.1 million, proceeds from issuance of preferred stock of $1.0 million, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $107 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $43.4 million at June 30, 2012, compared to $42.6 million at December 31, 2011. The most significant increases in the securities portfolio have resulted from the purchases of $2.0 million in U.S. Government sponsored enterprises securities, $6.1 million in state, county and municipal bonds and $12.0 million in mortgage-backed securities, which were offset by the sales, calls and maturity of $12.3 million in state, county and municipal bonds and $5.2 million in mortgage-backed securities and the paydowns of $1.8 million in mortgage-backed securities. Gains on the sales of securities available for sale for the six months ended June 30, 2012 were $392 thousand. A loss on an other than temporary impairment was recorded for the six months ended June 30, 2012 for $262 thousand for one trust preferred security. At June 30, 2012, the securities portfolio had unrealized net gains of approximately $180 thousand.

The following table shows the carrying value of the securities available for sale at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$1,994	$—
State, county and municipals	10,200	15,964
Mortgage-backed securities GSE residential	30,799	25,925
Trust preferred securities	365	628
Equity securities	50	50

Total securities	$43,408	$42,567

LOANS

Total loans, net of unearned income decreased approximately $1.4 million, or 0.6%, at June 30, 2012. This decrease is mainly due to the Company charging off approximately $1.2 million in loans during the first six months of the year.

At June 30, 2012, the Company had loan concentrations in real estate totaling $210.6 million or 95.9% of total loans. Loans secured by the cash value of deposits or investments totaled $3.9 million or 1.8% of total loans. The remaining $5.0 million or 2.3% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Unsecured	$784	$848
Cash value	3,912	3,928
Residential real estate	24,601	31,147
Commercial real estate	186,039	181,118
Business assets	2,308	1,822
Vehicles	1,794	1,949
Other	103	104

Total Loans	$219,541	$220,916

ASSET QUALITY

At June 30, 2012, the loan portfolio was 73.7% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$68,054	8.68%	$97,961	11.55%
Cash Value	17,054	0.44%	16,727	0.43%
Residential real estate	1,918,017	7.80%	2,083,285	6.69%
Commercial real estate	2,485,621	1.34%	2,480,770	1.37%
Business assets	417,264	18.08%	299,741	16.45%
Vehicles	216,848	12.09%	176,021	9.03%
Other	—	0.00%	—	0.00%
Unallocated	214,725	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,337,583	2.43%	$5,154,505	2.34%

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

As of December 31, 2011, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. While the amount of the calculated allowance for loan losses for residential real estate has decreased by $165 thousand when comparing June 30, 2012 to December 31, 2011, the charge offs in this segment has decreased when comparing the two periods. Although there is a small decrease in the calculated allowance for loan losses for residential real estate as of June 30, 2012, this still reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of June 30, 2012, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of June 30, 2012 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the six month period ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Average amount of loans outstanding	$220,554	$232,051	$220,929	$234,347

Balance of allowance for loan losses at beginning of period	$5,112	$5,292	$5,155	$5,224

Loans charged off
Commercial	—	—	(2)	(3)
Real estate	(305)	(184)	(1,164)	(297)
Installment	—	(11)	(24)	(43)

	(305)	(195)	(1,190)	(343)

Loans recovered
Commercial	1	2	10	3
Real estate	10	7	96	12
Installment	10	3	12	8

	21	12	118	23

Net charge-offs	(284)	(183)	(1,072)	(320)

Additions to allowance charged to operating expense during period	510	150	1,255	355

Balance of allowance for loan losses at end of period	$5,338	$5,259	$5,338	$5,259

Ratio of net loans charged-off during the period to average loans outstanding	0.13%	0.08%	0.49%	0.14%

As of June 30, 2012, the Company had approximately $48.2 million in loans specifically evaluated for impairment with approximately $2.0 million in associated specific reserves. As of December 31, 2011, the Company had $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. Impaired loans represented 22.0% and 22.0% of the portfolio as of June 30, 2012 and December 31, 2011, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $25.2 million and $24.4 million of nonaccrual loans as of June 30, 2012 and December 31, 2011, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2011. The $400 thousand decrease in impaired loans from December 31, 2011 to June 30, 2012 was due to a decrease in impaired residential real estate loans. The reasons for the decrease in impaired residential real estate loans are continued foreclosures and partial charge-offs; however, these decreases were partially offset by further migration of loans to impaired status. The overall level of impaired loans as of June 30, 2012 is lower than impaired loans as of December 31, 2010 and December 31, 2011. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of June 30, 2012 was $171.3 million, and the allowance for loan losses associated with these loans was $3.3 million or 1.90% of the unimpaired principal balance. As of December 31, 2011, loans not considered impaired were $172.3 million and the associated allowance was $2.2 million or 1.30% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $2.2 million in 2010, $3.1 million in 2011 and $1.2 million as of June 30, 2012. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of June 30, 2012, $210.6 million of our $219.5 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $42.8 million at June 30, 2012, representing a decrease of $2.0 million (4.4%) from December 31, 2011. This decrease is attributable to decreases of $2.2 million in past dues over 90 days still accruing and $606 thousand in foreclosed real estate; offset by an increase in nonaccrual loans of $800 thousand. Total nonperforming assets were 19.6% of total loans at June 30, 2012, compared to 20.4% at December 31, 2011. Nonperforming assets represented 14.4% of total assets at June 30, 2012, compared to 15.2% of total assets at December 31, 2011. Nonaccrual loans represented 11.5% of total loans outstanding at June 30, 2012, compared to 11.1% of total loans outstanding at December 31, 2011. There were no related party loans which were considered to be nonperforming at June 30, 2012.

The following summarizes nonperforming assets at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Total nonaccruing loans	$25,185	$24,385
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	107	2,297
Other real estate owned	17,546	18,152
Repossessed assets	11	2

Total nonperforming assets	$42,849	$44,836

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2012 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $2.9 million when comparing the six months ended June 30, 2012 to the same period in 2011. This decrease is mostly attributed to the decrease in the average balance on time deposits. Average time deposits decreased $9.3 million and $8.9 million to $210.7 million and $211.1 million for the three and six months ended June 30, 2012, respectively, compared to $220.0 million and $220.0 million for the three and six months ended June 30, 2011, respectively. The decrease in average time deposits is attributed to the maturity of brokered time deposits and the lessening of the reliance on internet (out-of-market) funding as management is now concentrating on replacing these deposits with more traditional (“core”) deposits.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$32,959	0.00%	$27,566	0.00%
Interest bearing demand and savings deposits	37,227	0.53%	35,953	0.92%
Time deposits	210,693	1.96%	219,972	2.42%

Total	$280,879	1.75%	$283,491	2.21%

	For the Six Months Ended June 30,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$31,587	0.00%	$27,391	0.00%
Interest bearing demand and savings deposits	37,057	0.61%	35,270	0.94%
Time deposits	211,098	2.00%	219,992	2.46%

Total	$279,742	1.80%	$282,653	2.25%

Time deposits greater than $100,000 totaled $126.2 million at June 30, 2012, compared to $126.4 million at December 31, 2011. Our overall change in time deposits between December 31, 2011 and June 30, 2012 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At June 30, 2012, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. At June 30, 2012, stockholders’ equity was $9.2 million versus $8.2 million at December 31, 2011. This increase is attributed to a net loss of $1.2 million, proceeds from issuance of common stock of $1.1 million, proceeds from issuance of preferred stock of $1.0 million, dividends declared on preferred stock of $50 thousand, and net increases in accumulated other comprehensive income of $107 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2012, Company’s and Bank’s capital ratios were considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2012 and December 31, 2011 are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2012
Total Capital to Risk Weighted Assets:
Consolidated	$15,195	5.94%	$20,452	8.00%	N/A	N/A
Bank	$16,205	6.34%	$20,433	8.00%	$25,542	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$11,976	4.68%	$10,226	4.00%	N/A	N/A
Bank	$12,986	5.08%	$10,217	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$11,976	3.95%	$12,118	4.00%	N/A	N/A
Bank	$12,986	4.29%	$12,106	4.00%	$24,212	8.00%

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$14,075	5.47%	$20,585	8.00%	N/A	N/A
Bank	$15,237	5.93%	$20,566	8.00%	$25,708	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$10,837	4.21%	$10,292	4.00%	N/A	N/A
Bank	$12,000	4.67%	$10,283	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$10,837	3.62%	$11,961	4.00%	N/A	N/A
Bank	$12,000	4.02%	$11,952	4.00%	$23,904	8.00%

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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income increased by $262 thousand for the six months ended June 30, 2012 with $4.7 million compared to $4.5 million for the same period in 2011. Net interest income increased by $71 thousand for the three months ended June 30, 2012 with $2.4 million compared to $2.3 million for the same period in 2011. The increase in net interest income is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.24% to 1.80%, or 44 basis points, when comparing the six months ended June 30, 2011 to June 30, 2012. The rate paid on interest-bearing liabilities decreased from 2.20% to 1.75%, or 45 basis points, when comparing the three months ended June 30, 2011 to June 30, 2012. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2012 and 2011.

The yield on interest-earning assets decreased to 5.63% from 5.95% when comparing the three months June 30, 2012 to the three months ended June 30, 2011. The yield on interest-earning assets decreased to 5.72% from 5.89% when comparing the six months June 30, 2012 to the six months ended June 30, 2011. The yield on average loans decreased 33 basis points and 20 basis points to 6.50% and 6.56% for the three and six months ended June 30, 2012, respectively, as compared to 6.83% and 6.76% for the same period in 2011, respectively. The yield on average securities decreased 11 basis points to 2.35% for the three months ended June 30, 2012 as compared to 2.46% for the three months ended June 30, 2011. The yield on average securities increased 2 basis points to 2.38% for the six months ended June 30, 2012 as compared to 2.36% for the six months ended June 30, 2011. Average loans represented 80.6% and 81.5% of total interest-earning assets for the six months ended June 30, 2012 and 2011, respectively.

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

The net interest margin increased to 3.81% and 3.83% for the three and six months ended June 30, 2012, respectively, as compared to 3.63% and 3.54% for the three and six months ended June 30, 2011, respectively. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$198,680	$3,209	6.50%	$204,427	$3,489	6.83%
Securities (4)	46,570	272	2.35%	41,947	258	2.46%
Interest-bearing deposits in other financial institutions	652	—	0.25%	501	—	0.06%
Federal funds sold	3,066	1	0.06%	5,198	1	0.08%

Total interest-earning assets	248,968	3,482	5.63%	252,073	3,748	5.95%

Non-interest earning assets:
Cash and due from banks	7,933			7,294
Unrealized gains (losses) on securities available for sale	573			(211)
Allowance for loan losses	(5,311)			(5,319)
Other assets	50,481			48,643

Total Assets	$302,644			$302,480

Interest-bearing liabilities
Interest bearing demand and savings deposits	$37,227	49	0.53%	$35,953	83	0.92%
Time deposits	210,693	1,028	1.96%	219,972	1,332	2.42%

Total deposits	247,920	1,077	1.75%	255,925	1,415	2.21%

Other short-term borrowings	6,041	10	0.66%	5,500	12	0.87%
Long-term debt	3,403	35	4.14%	3,403	32	3.76%

Total interest-bearing liabilities	257,364	1,122	1.75%	264,828	1,459	2.20%

Non-interest bearing demand	32,959			27,566
Other liabilities	3,650			112
Stockholders’ equity (3)	8,671			9,974

Total Liabilities and Stockholders’ Equity	$302,644			$302,480

Net interest income/net interest spread		$2,360	3.88%		$2,289	3.74%

Net yield on earning assets			3.81%			3.63%

(1)	Average loans exclude average nonaccrual loans of $21.9 million and $28.4 million for the three months ended June 30, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $193 thousand and $237 thousand of loan fee income for the three months ended June 30, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$198,513	$6,511	6.56%	$205,269	$6,942	6.76%
Securities (4)	44,686	530	2.37%	40,427	477	2.36%
Interest-bearing deposits in other financial institutions	645	1	0.17%	478	1	0.29%
Federal funds sold	2,691	1	0.07%	5,673	3	0.09%

Total interest-earning assets	246,535	7,043	5.72%	251,847	7,423	5.89%

Non-interest earning assets:
Cash and due from banks	7,729			7,217
Unrealized gains (losses) on securities available for sale	361			(350)
Allowance for loan losses	(5,112)			(5,882)
Other assets	51,447			50,522

Total Assets	$300,960			$303,354

Interest-bearing liabilities
Interest bearing demand and savings deposits	$37,057	113	0.61%	$35,270	166	0.94%
Time deposits	211,098	2,116	2.00%	219,992	2,706	2.46%

Total deposits	248,155	2,229	1.80%	255,262	2,872	2.25%

Other short-term borrowings	5,685	19	0.67%	5,500	24	0.86%
Long-term debt	3,403	71	4.17%	3,403	64	3.76%

Total interest-bearing liabilities	257,243	2,319	1.80%	264,165	2,960	2.24%

Non-interest bearing demand	31,587			27,391
Other liabilities	3,616			2,122
Stockholders’ equity (3)	8,514			9,676

Total Liabilities and Stockholders’ Equity	$300,960			$303,354

Net interest income/net interest spread		$4,724	3.92%		$4,463	3.65%

Net yield on earning assets			3.83%			3.54%

(1)	Average loans exclude average nonaccrual loans of $22.4 million and $29.6 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $457 thousand and $497 thousand of loan fee income for the six months ended June 30, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three and six months ended June 30, 2012 compared to June 30, 2011.

	Three Months Ended June 30, 2012 Compared to 2011 Changes Due To:			Six Months Ended June 30, 2012 Compared to 2011 Changes Due To:
	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(177)	$(103)	$(280)	$(204)	$(227)	$(431)
Interest on securities	(61)	75	14	4	49	53
Interest on interest-bearing deposits in other financial institutions	—	—	—	—	—	—
Interest on federal funds sold	2	(2)	—	(1)	(1)	(2)

Total interest income	(236)	(30)	(266)	(201)	(179)	(380)

Interest on interest-bearing demand and savings deposits	(53)	19	(34)	(76)	23	(53)
Interest on time deposits	(249)	(55)	(304)	(485)	(105)	(590)
Interest on short-term borrowings	(5)	3	(2)	(8)	3	(5)
Interest on long-term debt	3	—	3	7	—	7

Total interest expense	(304)	(33)	(337)	(562)	(79)	(641)

Net interest income	$68	$3	$71	$361	$(100)	$261

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

A provision of $1.25 million was made for the six months ended June 30, 2012 as compared to a provision of $355 thousand made for the six months ended June 30, 2011. The provision for the second quarter of 2012 was $510 thousand compared to $150 thousand for the same period of 2011. The allowance for loan loss as a percentage of total loans was 2.43%, 2.34% and 2.27% at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Net charge-offs as a percentage of average outstanding loans were 0.49% for the six months ended June 30, 2012 and 0.14% for the six months ended June 30, 2011. Net charge-offs as a percentage of average outstanding loans were 0.13% for the three months ended June 30, 2012 and 0.08% for the three months ended June 30, 2011. Net loan charge-offs increased $752 thousand to $(1.1) million for the six months ended June 30, 2012 when compared to $(320) thousand for the six months ended June 30, 2011. Net loan charge-offs increased $101 thousand to $(284) thousand for the three months ended June 30, 2012 when compared to $(183) thousand for the three months ended June 30, 2011.

Other Income

Other income increased by approximately $302 thousand for the three months ended June 30, 2012 with $756 thousand compared to $454 thousand for the same period in 2011. Other income increased by approximately $440 thousand for the six months ended June 30, 2012 with $1.4 million compared to $937 thousand for the same period in 2011. The most significant component of other income is service charges on deposit accounts which accounts for 47.1% and 66.3% of total other income for the three months ended June 30, 2012 and 2011, respectively, and 50.7% and 68.5% of total other income for the six months ended June 30, 2012 and 2011, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the three and six month periods ended June 30, 2012 is largely due to the increase in gains on sales of securities available for sale of approximately $276 thousand and $392 thousand when comparing the three and six months ended June 30, 2012 to the same period in 2011, respectively.

Other Expenses

Other expenses increased by $561 thousand for the three months ended June 30, 2012 with $3.0 million compared to $2.4 million for the same period in 2011. Other expenses increased by $1.2 million for the six months ended June 30, 2012 with $6.0 million compared to $4.8 million for the same period in 2011. The increase for the three month period consists of an increase in salaries and employee benefits of $30 thousand and other operating expenses of $564 thousand, offset by a decrease in occupancy and equipment expenses of $34 thousand. The increase for the six month period consists of an increase in salaries and employee benefits of $56 thousand and other operating expenses of $1.2 million, offset by a decrease in occupancy and equipment expenses of $83 thousand. The increase in other operating expenses for the three and six months ended June 30, 2012 as compared to the same period in 2011 is primarily due to the increase in other real estate expenses and to the other than temporary impairment charge of one trust preferred security which occurred during the first quarter of 2012. Since June 30, 2011, foreclosed real estate has increased approximately $4.9 million with several properties being foreclosed during 2011 which were offset by few sales of these foreclosed properties. At June 30, 2012, the number of full-time equivalent employees was 80 compared to 77 at June 30, 2011.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three and six months ended June 30, 2012 was $832 and $1,724, respectively compared to the three and six months ended June 30, 2011 with $842 and $1,734.

Income Tax Benefits

As of June 30, 2012, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three and six months ended June 30, 2012 and 2011.

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

At June 30, 2012, the Bank’s liquidity ratio of 10.98% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of June 30, 2012, the Company had a total credit availability with FHLB of $12.0 million with $5.5 million in outstanding advances. The Company had the ability to borrow up to $5 million in federal funds from correspondent banks. As of June 30, 2012, the Company had no federal funds purchased. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $3.1 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2012 are as follows:

June 30, 2012
Commitments to extend credit	$2,455,000
Financial standby letters of credit	538,000
Other standby letters of credit	411,000

$3,404,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

On March 19, 2012, Capitol City Bancshares, Inc. began accepting the subscription of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing and as of August 1, 2012, 418,000 shares for $1,045,000 have been sold.

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

CAPITOL CITY BANCSHARES, INC.

Date: August 31, 2012	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 31, 2012	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)