Form 10-Q/A
period 2012-03-31
CAPITOL CITY BANCSHARES INC
filed 2012-10-17
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2012; 10,262,069; $1.00 par value common shares

EXPLANATORY NOTE

This amendment to the Form 10-Q of Capitol City Bancshares, Inc. amends and restates the Company’s Form 10-Q for the quarter ended March 31, 2012 that was originally filed with the Securities and Exchange Commission on May 16, 2012 and Form 10-Q/A, Amendment No. 1 filed on August 10, 2012.

This amendment is filed to reflect revisions to Note 9 of the condensed consolidated financial statements to include additional information relating to the fair value of assets and liabilities and the valuation techniques for fair value measurements. In addition, Note 14 of the condensed consolidated financial statements has been added to include additional detail regarding the Company’s amended financial statements filed on August 10, 2012.

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2012 and 2011	6
Notes to Condensed Consolidated Financial Statements	7 - 35
Part II. Other Information
Item 6. Exhibits	36
Signatures	37
Certifications

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 (unaudited and restated) and December 31, 2011

	March 31, 2012* (unaudited)	December 31, 2011
Assets
Cash and due from banks	$6,646,892	$7,029,604
Interest-bearing deposits at other financial institutions	600,299	635,511
Federal funds sold	—	595,000
Securities available for sale*	45,377,188	42,566,577
Restricted equity securities, at cost	792,900	792,900
Loans, net of unearned income*	221,837,035	220,172,602
Less allowance for loan losses*	5,111,792	5,154,505

Loans, net*	216,725,243	215,018,097

Premises and equipment, net	9,166,553	9,137,049
Foreclosed real estate*	17,245,600	18,151,601
Other assets	1,823,250	1,953,767

Total assets*	$298,377,925	$295,880,106

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,450,925	$28,433,587
Interest-bearing	247,478,664	248,465,195

Total deposits	277,929,589	276,898,782
Federal funds purchased	1,445,000	—
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,646,215	1,601,390

Total liabilities	$290,199,054	$287,678,422

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Common stock, par value $1.00; 80,000,000 shares authorized; 10,056,069 and 9,833,430 shares issued and outstanding, respectively	10,056,069	9,833,430
Surplus	447,398	130,036
Retained deficit*	(4,255,241)	(3,442,584)
Accumulated other comprehensive income	322,845	73,002

Total stockholders’ equity*	8,178,871	8,201,684

Total liabilities and stockholders’ equity*	$298,377,925	$295,880,106

*	— See Note 14 for discussion on the restated items.

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three months ended March 31, 2012 and 2011 (unaudited and restated)

	Three Months Ended March 31,
	2012*	2011
Interest income:
Loans, including fees	$3,302,339	$3,452,767
Deposits in banks	130	615
Securities	258,697	219,065
Federal funds sold	649	1,654

Total interest income	3,561,815	3,674,101

Interest expense:
Deposits	1,152,434	1,456,316
Other borrowings	45,149	44,172

Total interest expense	1,197,583	1,500,488

Net interest income	2,364,232	2,173,613
Provision for loan losses*	745,000	205,000

Net interest income after provision for loan losses*	1,619,232	1,968,613

Other income:
Service charges on deposit accounts	342,607	340,740
Other fees and commissions	27,541	23,353
Gain on sales of available for sale securities	115,694	—
Other operating income	134,481	118,854

Total other income	620,323	482,947

Other expenses:
Salaries and employee benefits	940,370	913,976
Occupancy and equipment expenses, net	272,341	322,119
Other operating expenses*	1,789,501	1,130,163

Total other expenses*	3,002,212	2,366,258

Income (loss) before income tax benefits*	(762,657)	85,302
Income tax benefits	—	—

Net income (loss)*	(762,657)	85,302

Preferred stock dividends	(50,000)	(50,000)

Net income (loss) available available to common shareholders*	(812,657)	35,302
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	365,537	54,918
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(115,694)	—

Comprehensive income (loss)*	$(562,814)	$90,220

Basic earnings (losses) per common share*	$(0.08)	$—

Diluted earnings (losses) per common share*	$(0.08)	$—

*	— See Note 14 for discussion on the restated items.

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (unaudited and restated)

	Three Months Ended March 31,
	2012*	2011
OPERATING ACTIVITIES
Net income (loss)*	$(762,657)	$85,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	241,340	228,062
Provision for loan losses*	745,000	205,000
Net gain on sale of securities available for sale	(115,694)	—
Other-than-temporary impairment of securities available for sale*	262,437	—
Writedowns of foreclosed real estate*	98,500	—
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities	175,342	(231,819)

Net cash provided by operating activities	594,268	236,545

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,992,359)	(5,147,408)
Proceeds from sales of securities available for sale	3,888,865	—
Proceeds from maturities and paydowns of securities available for sale	1,275,248	1,023,364
Net (increase) decrease in interest-bearing deposits at other financial institutions	35,212	(1,571)
Net (increase) decrease in federal funds sold	595,000	(5,585,000)
Net (increase) decrease in loans	(1,644,645)	1,052,836
Payments for construction in process	(112,136)	—
Purchase of premises and equipment	(37,973)	—

Net cash used in investing activities	(3,992,788)	(8,657,779)

FINANCING ACTIVITIES
Net increase in deposits	1,030,807	9,586,082
Net increase in federal funds purchased	1,445,000	—
Proceeds from issuance of common stock	530,000	78,500
Proceeds from exercise of stock options	10,001	—

Net cash provided by financing activities	3,015,808	9,664,582

Net increase (decrease) in cash and due from banks	(382,712)	1,243,348
Cash and due from banks at beginning of year	7,029,604	5,345,394

Cash and due from banks, end of period	$6,646,892	$6,588,742

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,214,518	$1,618,139
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$—	$550,524
Financed sales of foreclosed real estate	$994,792	$—

*	— See Note 14 for discussion on the restated items.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2012:

	Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$24,769,502	Appraisal of collateral(1)	Liquidation expenses(2)	0.0% to -10.0% (-6.89%)

			Discount for lack of marketability and age of appraisal	0.0% to -65.0% (-0.71%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$15,964,231	$—	$15,964,231	$—
Mortgage-backed securities GSE residential	25,924,471	—	25,924,471	—
Trust preferred securities	627,875	—	—	627,875

Total debt securities available for sale	42,516,577	—	41,888,702	627,875
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$42,566,577	$—	$41,888,702	$677,875

Nonrecurring fair value measurements:
Impaired loans	$21,155,090	$—	$—	$21,155,090	$(2,844,797)
Foreclosed real estate	998,820	—	—	998,820	(166,680)

Total nonrecurring fair value measurements	$22,153,910	$—	$—	$22,153,910	$(3,011,477)

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

	March 31, 2012			December 31, 2011
	Debt Securities	Equity		Debt Securities	Equity
	Available for Sale	Securities	Total	Available for Sale	Securities	Total
Opening balance	$627,875	$50,000	$677,875	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	(262,437)	—	(262,437)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amount and fair value for other financial instruments that are not measured at fair value on a recurring basis at March 31, 2012, December 31, 2011, and March 31, 2011 are as follows:

	March 31, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$698,809	$698,809	$—	$—	$698,809
Restricted equity securities	792,900	—	792,900	—	792,900
Loans, net	216,725,243	—	—	217,474,261	217,474,261
Financial liabilities:
Deposits	277,929,589	—	275,759,685	—	275,759,685
Federal funds purchased	1,445,000	1,445,000	—	—	1,445,000
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,499,878	—	5,499,878
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	December 31, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest-bearing deposits at other financial institutions	$635,511	$635,511	$456,539	$456,539
Federal funds sold	595,000	595,000	6,315,000	6,315,000
Restricted equity securities	792,900	792,900	1,025,300	1,025,300
Loans, net	215,018,097	217,575,824	228,513,648	228,466,648
Financial liabilities:
Deposits	276,898,782	276,218,543	284,868,377	288,272,377
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,756	5,500,000	5,486,000
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 14. RESTATEMENT OF FINANCIAL STATEMENTS

During the second quarter of 2012, the Company made certain adjustments to its books based upon the final results of a regulatory examination that concluded during this time. After a review of its loan portfolio, it was determined that an additional allowance for loan loss should be established of $550,000 and certain partial charge-offs of $784,367 should be made of several residential and commercial real estate nonaccrual loans. Each loan with a corresponding charge-off was considered impaired at March 31, 2012 and all amounts charged-off were included in the specific reserves as of March 31, 2012. The regulatory examination also required that a portion of one of the Company’s investments be considered an other than temporary impairment and a corresponding charge of $262,437 is reflected in the Company’s amended financial statements for the first quarter of 2012. A third adjustment was required by the examiners to increase the valuation reserve for foreclosed real estate. These adjustments were based on the regulatory examiners’ judgments about information that was available to them at the time of their examination. The adjustments pursuant to the regulatory examination were required to be effective as of March 31, 2012. Due to this required effective date, the Company has amended its quarterly information filed with regulatory authorities.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following financial statements for the quarter ended March 31, 2012 are shown below, including the effect of the adjustments between the original financial statements and the restated financial statements.

Consolidated Balance Sheet

	March 31, 2012
	Original (unaudited)	Restated (unaudited)	Effect of Change
Assets
Cash and due from banks	$6,646,892	$6,646,892	$—
Interest-bearing deposits at other financial institutions	600,299	600,299	—
Federal funds sold	—	—	—
Securities available for sale	45,639,625	45,377,188	(262,437)
Restricted equity securities, at cost	792,900	792,900	—

Loans, net of unearned income	222,621,402	221,837,035	(784,367)
Less allowance for loan losses	5,346,159	5,111,792	(234,367)

Loans, net	217,275,243	216,725,243	(550,000)

Premises and equipment, net	9,166,553	9,166,553	—
Foreclosed real estate	17,344,100	17,245,600	(98,500)
Other assets	1,823,250	1,823,250	—

Total assets	$299,288,862	$298,377,925	$(910,937)

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,450,925	$30,450,925	$—
Interest-bearing	247,478,664	247,478,664	—

Total deposits	277,929,589	277,929,589	—
Federal funds purchased	1,445,000	1,445,000	—
Note payable	275,250	275,250	—
Federal Home Loan Bank advances	5,500,000	5,500,000	—
Company guaranteed trust preferred securities	3,403,000	3,403,000	—
Other liabilities	1,646,215	1,646,215	—

Total liabilities	$290,199,054	$290,199,054	$—

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000	—
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800	—
Common stock, par value $1.00; 80,000,000 shares authorized; 10,056,069 shares issued and outstanding, respectively	10,056,069	10,056,069	—
Surplus	447,398	447,398	—
Retained deficit	(3,344,304)	(4,255,241)	(910,937)
Accumulated other comprehensive income	322,845	322,845	—

Total stockholders’ equity	9,089,808	8,178,871	(910,937)

Total liabilities and stockholders’ equity	$299,288,862	$298,377,925	$(910,937)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Statement of Operations and Comprehensive Income

	Three Months Ended March 31, 2012
	Original (unaudited)	Restated (unaudited)	Effect of Change
Interest income:
Loans, including fees	$3,302,339	$3,302,339	$—
Deposits in banks	130	130	—
Securities	258,697	258,697	—
Federal funds sold	649	649	—

Total interest income	3,561,815	3,561,815	—

Interest expense:
Deposits	1,152,434	1,152,434	—
Other borrowings	45,149	45,149	—

Total interest expense	1,197,583	1,197,583	—

Net interest income	2,364,232	2,364,232	—
Provision for loan losses	195,000	745,000	550,000

Net interest income after provision for loan losses	2,169,232	1,619,232	(550,000)

Other income:
Service charges on deposit accounts	342,607	342,607	—
Other fees and commissions	27,541	27,541	—
Gain on sales of available for sale securities	115,694	115,694	—
Other operating income	134,481	134,481	—

Total other income	620,323	620,323	—

Other expenses:
Salaries and employee benefits	940,370	940,370	—
Occupancy and equipment expenses, net	272,341	272,341	—
Other operating expenses	1,428,564	1,789,501	360,937

Total other expenses	2,641,275	3,002,212	360,937

Income (loss) before income tax benefits	148,280	(762,657)	(910,937)
Income tax benefits	—	—	—

Net income (loss)	148,280	(762,657)	(910,937)

Preferred stock dividends	(50,000)	(50,000)	—

Net income (loss) available available to common shareholders	98,280	(812,657)	(910,937)

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	365,537	365,537	—
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(115,694)	(115,694)	—

Comprehensive income (loss)	$348,123	$(562,814)	$(910,937)

Basic earnings (losses) per common share	$0.01	$(0.08)	$(0.09)

Diluted earnings (losses) per common share	$0.01	$(0.08)	$(0.09)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2012
	Original (unaudited)	Restated (unaudited)	Effect of Change
OPERATING ACTIVITIES
Net income (loss)	$148,280	$(762,657)	$(910,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	241,340	241,340	—
Provision for loan losses	195,000	745,000	550,000
Net gain on sale of securities available for sale	(115,694)	(115,694)	—
Other-than-temporary impairment of securities available for sale	—	262,437	262,437
Writedowns of foreclosed real estate	—	98,500	98,500
Increase in dividends payable on preferred stock	(50,000)	(50,000)	—
Net other operating activities	175,342	175,342	—

Net cash provided by operating activities	594,268	594,268	—

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,992,359)	(7,992,359)	—
Proceeds from sales of securities available for sale	3,888,865	3,888,865	—
Proceeds from maturities and paydowns of securities available for sale	1,275,248	1,275,248	—
Net decrease in interest-bearing deposits at other financial institutions	35,212	35,212	—
Net decrease in federal funds sold	595,000	595,000	—
Net increase in loans	(1,644,645)	(1,644,645)	—
Payments for construction in process	(112,136)	(112,136)	—
Purchase of premises and equipment	(37,973)	(37,973)	—

Net cash used in investing activities	(3,992,788)	(3,992,788)	—

FINANCING ACTIVITIES
Net increase in deposits	1,030,807	1,030,807	—
Net increase in federal funds purchased	1,445,000	1,445,000	—
Proceeds from issuance of common stock	530,000	530,000	—
Proceeds from exercise of stock options	10,001	10,001	—

Net cash provided by financing activities	3,015,808	3,015,808	—

Net decrease in cash and due from banks	(382,712)	(382,712)	—

Cash and due from banks at beginning of year	7,029,604	7,029,604	—

Cash and due from banks, end of period	$6,646,892	$6,646,892	$—

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,214,518	$1,214,518	$—

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$—	$—	$—
Financed sales of foreclosed real estate	$994,792	$994,792	$—

PART II—Other Information

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101	Interactive data file

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: October 16, 2012	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: October 16, 2012	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and
Accounting Officer)