Form 10-Q
period 2012-09-30
CAPITOL CITY BANCSHARES INC
filed 2012-11-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2012; 10,282,069; $1.00 par value common shares

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash and due from banks	$7,002,695	$7,029,604
Interest-bearing deposits at other financial institutions	727,447	635,511
Federal funds sold	945,000	595,000
Securities available for sale	44,085,350	42,566,577
Restricted equity securities, at cost	691,900	792,900
Loans, net of unearned income	217,720,169	220,172,602
Less allowance for loan losses	5,599,171	5,154,505

Loans, net	212,120,998	215,018,097

Premises and equipment, net	9,073,907	9,137,049
Foreclosed real estate	18,328,717	18,151,601
Other assets	1,825,888	1,953,767

Total assets	$294,801,902	$295,880,106

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$30,428,748	$28,433,587
Interest-bearing	244,315,069	248,465,195

Total deposits	274,743,817	276,898,782
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,618,874	1,601,390

Total liabilities	285,540,941	287,678,422

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	—
Common stock, par value $1.00; 80,000,000 shares authorized; 10,282,069 and 9,833,430 shares issued and outstanding, respectively	10,282,069	9,833,430
Surplus	786,398	130,036
Retained deficit	(4,474,628)	(3,442,584)
Accumulated other comprehensive income (loss)	59,322	73,002

Total stockholders’ equity	9,260,961	8,201,684

Total liabilities and stockholders’ equity	$294,801,902	$295,880,106

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$2,972,413	$3,418,846	$9,483,606	$10,360,733
Deposits in banks	430	180	970	874
Securities	230,240	236,434	760,762	713,558
Federal funds sold	35	561	1,115	3,213

Total interest income	3,203,118	3,656,021	10,246,453	11,078,378

Interest expense:
Deposits	1,007,113	1,367,177	3,236,101	4,239,087
Other borrowings	45,346	42,768	135,416	130,519

Total interest expense	1,052,459	1,409,945	3,371,517	4,369,606

Net interest income	2,150,659	2,246,076	6,874,936	6,708,772
Provision for loan losses	210,000	2,140,000	1,465,000	2,495,000

Net interest income after provision for loan losses	1,940,659	106,076	5,409,936	4,213,772

Other income:
Service charges on deposit accounts	371,006	385,444	1,069,585	1,027,133
Other fees and commissions	30,278	21,750	95,342	69,238
Gain on sales of available for sale securities	123,045	251,068	514,758	251,068
Gain (loss) on sales of foreclosed real estate	—	(36,666)	(37,993)	(36,666)
Gain (loss) on disposal of premises and equipment	—	10,549	(7,453)	10,549
Other operating income	129,805	105,353	396,637	396,637

Total other income	654,134	737,498	2,030,876	1,674,511

Other expenses:
Salaries and employee benefits	908,284	902,763	2,781,672	2,720,182
Occupancy and equipment expenses, net	262,094	285,142	777,383	883,792
Other operating expenses	1,242,938	1,079,455	4,851,645	3,464,208

Total other expenses	2,413,316	2,267,360	8,410,700	7,068,182

Income (loss) before income tax benefits	181,477	(1,423,786)	(969,888)	(1,179,899)
Income tax benefits	—	—	—	—

Net income (loss)	181,477	(1,423,786)	(969,888)	(1,179,899)

Preferred stock dividends	(12,156)	(12,156)	(62,156)	(62,156)

Net income (loss) available available to common shareholders	169,321	(1,435,942)	(1,032,044)	(1,242,055)
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	2,244	279,398	501,078	1,058,607
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(123,045)	(251,068)	(514,758)	(251,068)

Comprehensive income (loss)	$48,520	$(1,407,612)	$(1,045,724)	$(434,516)

Basic earnings (losses) per common share	$0.02	$(0.15)	$(0.10)	$(0.13)

Diluted earnings (losses) per common share	$0.02	$(0.15)	$(0.10)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(969,888)	$(1,179,899)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	739,539	660,492
Provision for loan losses	1,465,000	2,495,000
Net gain on sale of securities available for sale	(514,758)	(251,068)
Other-than-temporary impairment of securities	262,437	—
Loss on sale of foreclosed assets	37,993	36,666
Writedowns of foreclosed real estate	258,500	—
(Gain) loss on sale of premises and equipment	7,453	(10,549)
Increase in dividends payable on preferred stock	(62,156)	(62,156)
Net other operating activities	145,363	207,100

Net cash provided by operating activities	1,369,483	1,895,586

INVESTING ACTIVITIES
Purchases of securities available for sale	(38,068,420)	(26,221,300)
Proceeds from sales of securities available for sale	32,607,710	23,427,855
Proceeds from maturities and paydowns of securities available for sale	3,805,378	2,681,864
Proceeds from sales of restricted equity securities	101,000	171,400
Net (increase) decrease in interest-bearing deposits at other financial institutions	(91,936)	130,500
Net increase in federal funds sold	(350,000)	(5,035,000)
Net decrease in loans	1,082,883	2,024,923
Capitalized costs on foreclosed real estate	(287,673)	(92,108)
Proceeds from sale of foreclosed real estate	163,280	45,973
Proceeds from sale of other assets	10,503	27,312
Payments for construction in process	(238,182)	(66,404)
Purchase of premises and equipment	(80,971)	(79,727)

Net cash used in investing activities	(1,346,428)	(2,984,712)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,154,965)	2,807,895
Proceeds from issuance of preferred stock	1,000,000	—
Proceeds from issuance of common stock	1,095,000	110,480
Proceeds from exercise of stock options	10,001	—

Net cash provided by (used in) financing activities	(49,964)	2,918,375

Net increase (decrease) in cash and due from banks	(26,909)	1,829,249
Cash and due from banks at beginning of year	7,029,604	5,345,394

Cash and due from banks, end of period	$7,002,695	$7,174,643

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,375,344	$4,443,065
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$1,156,717	$9,624,019
Financed sales of foreclosed real estate	$994,792	$694,383

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

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2012, but prior to November 14 2012, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At September 30, 2012 and December 31, 2011, those restricted balances were $2,453,491 and $2,399,858, respectively.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Bank had no uncertain tax positions at September 30, 2012. Further, all years subsequent to 2008 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2011 and the first nine months of 2012. The continuing level of problem loans as of the quarter ended September 30, 2012 and capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of September 30, 2012 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

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

During the Bank’s most recent regulatory examination, a loan relationship, with total outstanding principal balances of $5,564,146 as of September 30, 2012, was criticized and management is currently evaluating its collateral position. Each of the loans in the relationship were assigned a credit rating of substandard, were on nonaccrual status, and were considered impaired at September 30, 2012 by management, and are disclosed as such in Note 6. Management’s most recent evaluation of collateral values resulted in no specific reserves for this relationship as of September 30, 2012. During the most recent regulatory examination, examiners raised various issues related to the valuation of this relationship. Management retained a nationally recognized firm to perform further valuation analysis, the results of which management believes further supports their position that no specific allowance is needed. As of the date of this filing, the regulators no longer take exception with management’s position on this relationship based on the results of the outside analysis.

NOTE 5.	SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Government sponsored enterprises (GSEs)	$2,000,000	$5,420	$—	$2,005,420
State, county and municipals	9,385,178	115,093	(28,872)	9,471,399
Mortgage-backed securities GSE residential	32,225,412	68,654	(100,973)	32,193,093
Trust preferred securities	365,438	—	—	365,438

Total debt securities	43,976,028	189,167	(129,845)	44,035,350
Equity securities	50,000	—	—	50,000

Total securities	$44,026,028	$189,167	$(129,845)	$44,085,350

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Government sponsored enterprises (GSEs)	$—	$—	$—	$—
State, county and municipals	$16,076,970	$73,281	$(186,020)	$15,964,231
Mortgage-backed securities GSE residential	25,738,730	201,977	(16,236)	25,924,471
Trust preferred securities	627,875	—	—	627,875

Total debt securities	42,443,575	275,258	(202,256)	42,516,577
Equity securities	50,000	—	—	50,000

Total securities	$42,493,575	$275,258	$(202,256)	$42,566,577

The amortized cost and fair value of debt securities as of September 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Fair Value
Due from one to five years	$3,571,211	$3,592,873
Due from five to ten years	3,112,879	3,094,325
Due after ten years	5,066,526	5,155,059
Mortgage-backed securities	32,225,412	32,193,093

	$43,976,028	$44,035,350

Securities with a carrying value of $16,185,476 and $17,070,932 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
September 30, 2012
State, county and municipals	$4,723,684	$(28,872)	$—	$—	$(28,872)
Mortgage-backed securities GSE residential	21,950,542	(100,973)	—	—	(100,973)

Total securities	$26,674,226	$(129,845)	$—	$—	$(129,845)

December 31, 2011
State, county and municipals	$9,161,795	$(186,020)	$—	$—	$(186,020)
Mortgage-backed securities GSE residential	2,464,959	(16,236)	—	—	(16,236)

Total securities	$11,626,754	$(202,256)	$—	$—	$(202,256)

U.S. Government sponsored enterprises securities. There were unrealized losses on nine U.S. Government sponsored enterprises securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012.

State, county and municipal securities. There were unrealized losses on five state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of September 30, 2012.

NOTE 6.	LOANS

The composition of loans is summarized as follows:

	September 30,	December 31,
	2012	2011
Unsecured	$704,633	$848,418
Cash Value	4,008,351	3,927,837
Residential Real Estate	24,617,367	31,146,880
Commercial Real Estate	184,838,065	181,117,917
Business Assets	2,555,596	1,821,587
Vehicles	1,700,509	1,948,661
Other	102,340	104,200

	218,526,861	220,915,500
Unearned loan fees	(806,692)	(742,898)
Allowance for loan losses	(5,599,171)	(5,154,505)

Loans, net	$212,120,998	$215,018,097

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of September 30, 2012 were 0.3% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of September 30, 2012 were 1.8% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of September 30, 2012 were 11.3% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of September 30, 2012 were 84.6% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of September 30, 2012 were 1.2% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of September 30, 2012 were 0.8% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of September 30, 2012 were less than 0.1% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and nine months ended September 30, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended September 30, 2012
Beginning balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$—	$214,725	$5,337,583
Charge-offs	(8,901)	—	—	—	—	—	—	—	(8,901)
Recoveries	130	—	49,330	7,521	3,508	—	—	—	60,489
Provision	12,431	—	302,682	44,392	29,164	5,709	—	(184,378)	210,000

Ending balance	$71,714	$17,054	$2,270,029	$2,537,534	$449,936	$222,557	$—	$30,347	$5,599,171

Allowance for loan losses:
For the nine months ended September 30, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(23,226)	—	(500,597)	(663,630)	(2,087)	(9,633)	—	—	(1,199,173)
Recoveries	2,584	—	55,732	97,531	13,542	9,450	—	—	178,839
Provision	(5,605)	327	631,609	622,863	138,740	46,719	—	30,347	1,465,000

Ending balance	$71,714	$17,054	$2,270,029	$2,537,534	$449,936	$222,557	$—	$30,347	$5,599,171

Ending balance - individually evaluated impairment	$11,734	$17,054	$1,657,620	$537,932	$280,819	$80,381	$—	$—	$2,585,540

Loans:
Ending balance (1)	$704,633	$4,008,351	$24,617,367	$184,838,065	$2,555,596	$1,700,509	$102,340	$—	$218,526,861

Ending balance - Loans individually evaluated for impairment	$38,954	$17,054	$12,876,838	$35,956,829	$589,950	$124,783	$—	$—	$49,604,408

(1)	Loan balances presented are gross of unearned loan fees of $806,692.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and nine months ended September 30, 2011, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended September 30, 2011
Beginning balance	$58,104	$15,647	$2,093,010	$2,620,446	$303,866	$123,920	$—	$44,247	$5,259,240
Charge-offs	(46,563)	—	(1,385,897)	(776,241)	(216,471)	(160,700)	—	—	(2,585,872)
Recoveries	450	—	186,125	7,378	2,515	—	—	—	196,468
Provision	91,679	(1,371)	1,134,743	452,689	251,584	203,304	—	7,372	2,140,000

Ending balance	$103,670	$14,276	$2,027,981	$2,304,272	$341,494	$166,524	$—	$51,619	$5,009,836

Allowance for loan losses:
For the nine months ended September 30, 2011
Beginning balance	$63,020	$5,210	$2,258,833	$2,234,925	$316,844	$141,759	$5	$203,168	$5,223,764
Charge-offs	(67,478)	—	(1,420,185)	(1,049,919)	(216,471)	(174,728)	—	—	(2,928,781)
Recoveries	7,345	—	186,125	20,037	5,171	1,175	—	—	219,853
Provision	100,783	9,066	1,003,208	1,099,229	235,950	198,318	(5)	(151,549)	2,495,000

Ending balance	$103,670	$14,276	$2,027,981	$2,304,272	$341,494	$166,524	$—	$51,619	$5,009,836

Ending balance - individually evaluated impairment	$13,604	$—	$1,031,376	$401,922	$261,494	$56,602	$—	$—	$1,764,998

Loans:
Ending balance (1)	$845,515	$4,139,213	$31,046,755	$182,909,174	$1,866,858	$1,993,841	$104,836	$—	$222,906,192

Ending balance - Loans individually evaluated for impairment	$43,195	$—	$12,373,309	$34,166,716	$661,838	$148,262	$—	$—	$47,393,320

(1)	Loan balances presented are gross of unearned loan fees of $1,023,907.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of September 30, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$102,695	$27,219	$11,735	$38,954	$11,734
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	14,838,090	6,445,436	6,431,402	12,876,838	1,657,620
Commercial real estate	39,399,556	20,165,153	15,791,676	35,956,829	537,932
Business assets	798,885	283,630	306,320	589,950	280,819
Vehicles	312,045	6,984	117,799	124,783	80,381
Other	—	—	—	—	—

	As of December 31, 2011
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$65,080	$27,219	$37,861	$65,080	$37,861
Cash value	17,054	—	17,054	17,054	17,054
Residential real estate	13,754,238	7,738,672	4,441,824	12,180,496	1,559,888
Commercial real estate	37,035,387	18,762,620	16,820,115	35,582,735	942,959
Business assets	650,392	334,973	315,419	650,392	287,819
Vehicles	145,395	62,344	83,051	145,395	67,891
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three and nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011, by portfolio segment, is as follows:

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$37,066	$461	$46,429	$2,371
Cash value	17,054	—	—	—
Residential real estate	12,359,724	177,069	14,849,290	124,096
Commercial real estate	35,623,635	562,398	34,281,724	19,331
Business assets	599,140	2,777	757,412	334
Vehicles	125,162	884	159,093	87
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$36,963	$774	$65,101	$3,582
Cash value	17,054	—	155,713	1,314
Residential real estate	12,195,955	266,947	16,492,621	390,773
Commercial real estate	35,183,961	963,036	32,664,678	1,243,184
Business assets	619,441	9,451	1,401,595	31,742
Vehicles	131,204	1,175	164,689	12,539
Other	—	—	—	—

	Year ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized
Unsecured	$65,096	$3,582
Cash value	127,981	1,314
Residential real estate	15,630,196	390,773
Commercial real estate	32,650,297	1,243,184
Business assets	1,251,354	31,742
Vehicles	160,830	12,539
Other	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of September 30, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$670,940	$1,948	$—	$1,948	$31,745	$704,633
Cash value	3,991,297	—	—	—	17,054	4,008,351
Residential real estate	18,613,123	1,209,099	—	1,209,099	4,795,145	24,617,367
Commercial real estate	149,133,383	11,389,541	4,207,077	15,596,618	20,108,064	184,838,065
Business assets	1,952,064	125,459	—	125,459	478,073	2,555,596
Vehicles	1,501,185	78,251	—	78,251	121,073	1,700,509
Other	102,340	—	—	—	—	102,340

	$175,964,332	$12,804,298	$4,207,077	$17,011,375	$25,551,154	$218,526,861

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of September 30, 2012, two commercial real estate loans totaling $216,981 and one unsecured loan totaling $1,518 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of September 30, 2012 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

The following table presents the Company’s loans by risk rating, before unearned loan fees, at September 30, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$1,407	$27,504	$—	$—	$—	$—	$—	$28,911
Grade 2 (Superior)	18,202	223,893	—	348,149	—	10,498	—	600,742
Grade 3 (Acceptable-Average)	596,274	3,670,438	8,747,752	109,530,787	1,636,811	1,257,649	—	125,499,711
Grade 4 - Fair (Watch)	—	69,462	1,855,972	6,092,369	—	23,921	102,340	8,144,064
Grade 5 (Special Mention)	14,162	—	951,232	16,276,226	295,180	209,730	—	17,746,530
Grade 6 (Substandard)	73,761	17,054	12,957,547	52,590,534	623,605	198,711	—	66,461,212
Grade 7 (Doubtful)	—	—	104,864	—	—	—	—	104,864
Grade 8 (Loss)	827	—	—	0	—	—	—	827

	$704,633	$4,008,351	$24,617,367	$184,838,065	$2,555,596	$1,700,509	$102,340	$218,526,861

The following table presents the Company’s loans by risk rating at December 31, 2011:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$15,490	$27,296	$—	$—	$—	$—	$—	$42,786
Grade 2 (Superior)	20,127	190,867	—	354,446	—	18,929	—	584,369
Grade 3 (Acceptable-Average)	575,653	3,574,692	12,193,364	119,006,553	539,117	1,389,332	—	137,278,711
Grade 4 - Fair (Watch)	63,473	72,988	1,940,701	6,166,739	308,062	55,803	104,200	8,711,966
Grade 5 (Special Mention)	14,162	—	3,013,965	12,125,628	301,423	253,112	—	15,708,290
Grade 6 (Substandard)	159,513	61,994	13,892,036	43,464,551	672,985	231,381	—	58,482,460
Grade 7 (Doubtful)	—	—	106,814	—	—	104	—	106,918
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$848,418	$3,927,837	$31,146,880	$181,117,917	$1,821,587	$1,948,661	$104,200	$220,915,500

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

The Company’s TDRs as of September 30, 2012 and December 31, 2011 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	September 30, 2012	December 31, 2011
Performing TDRs	17,979,051	$13,360,284
Non-performing TDRs	6,241,721	7,832,091

Total TDRs	$24,220,772	$21,192,375

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	7,820,129	38	7,820,167
Commercial real estate	10,148,706	6,241,683	16,390,389
Business assets	10,216	—	10,216
Vehicles	—	—	—
Other	—	—	—

Total TDRs	$17,979,051	$6,241,721	$24,220,772

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

The Company recorded $673,503 and $726,270 in specific reserves as of September 30, 2012 and December 31, 2011, respectively. The Company recognized $121,532 in charge offs on TDR loans during the nine months ended September 30, 2012 and no charge offs for the year ended December 31, 2011.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of September 30, 2012 and December 31, 2011 are presented in the table below:

	September 30, 2012	December 31, 2011
Lowered interest rate and/or payment amount	$8,586,528	$5,767,702
Interest only payment terms	1,553,666	3,476,659
Interest only & rate reduction	1,715,536	935,697
Waived interest and/or late fees	5,463,209	5,478,899
A&B note structure	2,347,635	1,015,693
Substitution of debtor	4,554,198	4,517,725

Total TDRs	$24,220,772	$21,192,375

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Unsecured	—	$—	1	$13,604
Cash value	—	—	—	—
Residential real estate	10	7,852,416	5	4,949,688
Commercial real estate	22	16,502,028	22	16,320,317
Business assets	1	10,880	2	12,799
Vehicles	—	—	2	6,017
Other	—	—	—	—

Total TDRs	33	$24,365,324	32	$21,302,425

There have been no loans modified as TDRs within the past nine months for which there was a payment default within the nine month period ended September 30, 2012. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2011.

NOTE 7.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders	$169,321	$(1,435,942)	$(1,032,044)	$(1,242,055)

Weighted average common shares outstanding	10,257,730	9,825,751	10,128,578	9,813,252
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	104,843	111,481	104,843	111,481

Average number of common shares outstanding used to calculate diluted earnings per common share	10,362,573	9,937,232	10,233,421	9,924,733

NOTE 8.	STOCK BASED COMPENSATION

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

At December 31, 2011, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2012 and 2011. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2012 and 2011.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding beginning of period	168,017	$0.94	178,656	$0.94
Options forfeited	—	—	—	—
Options exercised	—	—	(10,639)	0.94

Options outstanding end of period	168,017	$0.94	168,017	$0.94	0.2

Outstanding exercisable end of period	168,017	$0.94	168,017	$0.94	0.2

The option price for all options outstanding and exercisable at September 30, 2012 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at September 30, 2012. At September 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $262,527.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	September 30, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$2,005,420	$—	$2,005,420	$—
State, county and municipals	9,471,399	—	9,471,399	—
Mortgage-backed securities GSE residential	32,193,093	—	32,193,093	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	44,035,350	—	43,669,912	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$44,085,350	$—	$43,669,912	$415,438

Nonrecurring fair value measurements:
Impaired loans	$26,435,455	$—	$—	$26,435,455	$(781,262)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$26,435,455	$—	$—	$26,435,455	$(781,262)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2012:

Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$ 26,435,455	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to - 8.0% (-6.89%)

			Discount for lack of marketability and age of appraisal	0.0% to - 92% (3.39%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$15,964,231	$—	$15,964,231	$—
Mortgage-backed securities GSE residential	25,924,471	—	25,924,471	—
Trust preferred securities	627,875	—	—	627,875

Total debt securities available for sale	42,516,577	—	41,888,702	627,875
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$42,566,577	$—	$41,888,702	$677,875

Nonrecurring fair value measurements:
Impaired loans	$21,155,090	$—	$—	$21,155,090	$(2,844,797)
Foreclosed real estate	998,820	—	—	998,820	(166,680)

Total nonrecurring fair value measurements	$22,153,910	$—	$—	$22,153,910	$(3,011,477)

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the nine months ended September 30, 2012 and for the year ended December 31, 2011.

	September 30, 2012			December 31, 2011
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$627,875	$50,000	$677,875	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	(262,437)	—	(262,437)	—	—	—
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875

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

The Company did not identify any liabilities that are required to be presented at fair value as of September 30, 2012 and as of December 31, 2011.

The carrying amounts and fair values for other financial instruments that are not measured at fair value on a recurring basis at September 30, 2012, December 31, 2011, and September 30, 2011 are as follows:

	September 30, 2012
	Carrying Amount	Fair Value Level
		Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$727,447	$727,447	$—	$—	$727,447
Federal funds sold	945,000	945,000	—	—	945,000
Restricted equity securities	691,900	—	691,900	—	691,900
Loans, net	212,120,998	—	—	212,518,287	212,518,287
Financial liabilities:
Deposits	274,743,817	—	273,295,129	—	273,295,129
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,501,134	—	5,501,134
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest-bearing deposits at other financial institutions	$635,511	$635,511	$324,468	$324,468
Federal funds sold	595,000	595,000	5,765,000	5,765,000
Restricted equity securities	792,900	792,900	853,900	853,900
Loans, net	215,018,097	217,575,824	216,872,449	218,491,300
Financial liabilities:
Deposits	276,898,782	276,218,543	278,090,190	276,920,393
Note payable	275,250	275,250	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,499,756	5,500,000	5,499,637
Company guaranteed trust preferred securities	3,403,000	3,403,000	3,403,000	3,403,000

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11.	STOCK OFFERING

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased, the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing. As of November 9, 2012, 438,000 shares for $1,095,000 have been sold.

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

NOTE 12.	FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2012, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 3, 2013 and July 9, 2013.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At September 30, 2012, the Company had credit availability with FHLB of $6,457,921.

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

EXECUTIVE SUMMARY

As of September 30, 2012, we reported total assets of $294.8 million, a decrease of approximately $1 million, or 0.4%, from December 31, 2011. The decrease in total assets was attributed to a decrease in loans of $2.5 million being offset by increases in fed funds sold of $350 thousand and securities of $1.5 million. For the nine months ended September 30, 2012, we had a net loss of $1 million as compared to a net loss of $1.2 million for the nine months ended September 30, 2011. For the three months ended September 30, 2012, we had net income of $169 thousand as compared to a net loss of $1.4 million for the three months ended September 30, 2011.

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

General allowances are established for loans and leases that can be grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience and expected losses given default derived from the Company’s internal risk rating process. These factors are developed and applied to the portfolio in terms of line of business and loan type. Adjustments are also made to the allowance for the pools after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2012, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2011 and for the nine months ended September 30, 2012.

FINANCIAL CONDITION

Total assets decreased during the first nine months of 2012 by $1 million from $295.9 million to $294.8 million, or 0.4%. Securities available for sale increased approximately $1.5 million and federal funds sold increased $350 thousand primarily due to our efforts to improve liquidity. Total loans, net of unearned income decreased approximately $2.5 million. There was approximately $1.2 million in loans charged off during the first nine months of 2012. The loan to deposit ratio at September 30, 2012 was 79.2% compared to 79.5% at December 31, 2011.

Total deposits decreased approximately $2.2 million, or 0.8%, when comparing September 30, 2012 to December 31, 2011. This decrease is attributed to a $4.2 decrease in interest bearing demand deposits, money market accounts and time deposits offset by an increase of $2 million in non-interest bearing demand deposits. Time deposits of $100,000 or more increased by $6 million during the first nine months of 2012 to $131.4 million, while other time deposits decreased during the first nine months by $9.6 million, to $76.2 million. Noninterest-bearing demand deposits accounted for 11.1% and 10.3% of total deposits at September 30, 2012 and December 31, 2011, respectively. Brokered certificates of deposits decreased $4.3 million to $6.5 million as of September 30, 2012.

Stockholders’ equity increased by $1.1 million for the nine months ended September 30, 2012. This increase consisted of net loss of $1 million, proceeds from issuance of common stock of $1.1 million, proceeds from issuance of preferred stock of $1.0 million, dividends declared on preferred stock of $62 thousand, and net decreases in accumulated other comprehensive income of $14 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $44.1 million at September 30, 2012, compared to $42.6 million at December 31, 2011. The most significant increases in the securities portfolio have resulted from the purchases of $2.0 million in U.S. Government sponsored enterprises securities, $6.5 million in state, county and municipal bonds and $28.5 million in mortgage-backed securities, which were offset by the sales, calls and maturity of $13.4 million in state, county and municipal bonds and $20.2 million in mortgage-backed securities and the paydowns of $2.8 million in mortgage-backed securities. Gains on the sales of securities available for sale for the nine months ended September 30, 2012 were $515 thousand. A loss on an other than temporary impairment was recorded for the nine months ended September 30, 2012 for $262 thousand for one trust preferred security. At September 30, 2012, the securities portfolio had unrealized net gains of approximately $59 thousand.

The following table shows the carrying value of the securities available for sale at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$2,005	$—
State, county and municipals	9,471	15,964
Mortgage-backed securities GSE residential	32,193	25,925
Trust preferred securities	365	628
Equity securities	50	50

Total securities	$44,085	$42,567

LOANS

Total loans, net of unearned income decreased approximately $2.5 million, or 1.1%, at September 30, 2012. This decrease is mainly due to the Company charging off approximately $1.2 million in loans during the first nine months of the year.

At September 30, 2012, the Company had loan concentrations in real estate totaling $209.5 million or 95.9% of total loans. Loans secured by the cash value of deposits or investments totaled $4 million or 1.9% of total loans. The remaining $5.1 million or 2.2% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Unsecured	$705	$848
Cash value	4,008	3,928
Residential real estate	24,617	31,147
Commercial real estate	184,838	181,118
Business assets	2,556	1,822
Vehicles	1,701	1,949
Other	102	104

Total Loans	$218,527	$220,916

ASSET QUALITY

At September 30, 2012, the loan portfolio was 72.0% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$71,714	10.18%	$97,961	11.55%
Cash Value	17,054	0.43%	16,727	0.43%
Residential real estate	2,270,029	9.22%	2,083,285	6.69%
Commercial real estate	2,537,534	1.37%	2,480,770	1.37%
Business assets	449,936	17.61%	299,741	16.45%
Vehicles	222,557	13.09%	176,021	9.03%
Other	—	0.00%	—	0.00%
Unallocated	30,347	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,599,171	2.56%	$5,154,505	2.34%

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

As of December 31, 2011, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate increased by $187 thousand when comparing September 30, 2012 to December 31, 2011. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of September 30, 2012, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of September 30, 2012 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three and nine month period ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Average amount of loans outstanding	$219,438	$229,973	$221,195	$233,253

Balance of allowance for loan losses at beginning of period	$5,338	$5,259	$5,154	$5,224

Loans charged off
Commercial	—	(378)	(12)	(381)
Real estate	—	(2,155)	(1,164)	(2,452)
Installment	(9)	(53)	(23)	(96)

	(9)	(2,586)	(1,199)	(2,929)

Loans recovered
Commercial	—	2	23	5
Real estate	56	194	153	206
Installment	4	1	3	9

	60	197	179	220

Net charge-offs	51	(2,389)	(1,020)	(2,709)

Additions to allowance charged to operating expense during period	210	2,140	1,465	2,495

Balance of allowance for loan losses at end of period	$5,599	$5,010	$5,599	$5,010

Ratio of net loans charged-off during the period to average loans outstanding	0.02%	1.04%	0.46%	1.16%

As of September 30, 2012, the Company had approximately $49.6 million in loans specifically evaluated for impairment with approximately $2.6 million in associated specific reserves. As of December 31, 2011, the Company had $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. Impaired loans represented 22.6% and 22.0% of the portfolio as of September 30, 2012 and December 31, 2011, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $25.6 million and $24.4 million of nonaccrual loans as of September 30, 2012 and December 31, 2011, respectively.

We have noted an overall increase in the amount of loans evaluated for impairment since December 31, 2011. The $600 thousand increase in impaired loans from December 31, 2011 to September 30, 2012 was due to a increase in impaired residential real estate loans. This increase reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans. The overall level of impaired loans as of September 30, 2012 has stabilized compared to December 31, 2010 and December 31, 2011. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of September 30, 2012 was $169 million, and the allowance for loan losses associated with these loans was $3.0 million or 1.80% of the unimpaired principal balance. As of December 31, 2011, loans not considered impaired were $172.3 million and the associated allowance was $2.2 million or 1.30% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $2.2 million in 2010, $3.1 million in 2011 and $1.2 million as of September 30, 2012. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of September 30, 2012, $209.5 million of our $218.5 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $48.1 million at September 30, 2012, representing an increase of $3.3 million (7.3%) from December 31, 2011. This increase is attributable to increase of $1.2 million in nonaccruing loans, $1.9 million in past dues over 90 days still accruing and $177 thousand in foreclosed real estate. Total nonperforming assets were 22.0% of total loans at September 30, 2012, compared to 20.4% at December 31, 2011. Nonperforming assets represented 16.4% of total assets at September 30, 2012, compared to 15.2% of total assets at December 31, 2011. Nonaccrual loans represented 11.7% of total loans outstanding at September 30, 2012, compared to 11.1% of total loans outstanding at December 31, 2011. There were no related party loans which were considered to be nonperforming at September 30, 2012.

The following summarizes nonperforming assets at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Total nonaccruing loans	$25,551	$24,385
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	4,207	2,297
Other real estate owned	18,329	18,152
Repossessed assets	—	2

Total nonperforming assets	$48,087	$44,836

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2012 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $3.9 million when comparing the nine months ended September 30, 2012 to the same period in 2011. This decrease is mostly attributed to the decrease in the average balance on time deposits. Average time deposits decreased $9.6 million and $9.7 million to $206.9 million and $209.7 million for the three and nine months ended September 30, 2012, respectively, compared to $216.4 million and $219.4 million for the three and six months ended September 30, 2011, respectively. The decrease in average time deposits is attributed to the maturity of brokered time deposits and the lessening of the reliance on internet (out-of-market) funding as management is now concentrating on replacing these deposits with more traditional (“core”) deposits.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three and nine months ended September 30, 2012 and 2012.

	For the Three Months Ended September 30,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$31,169	0.00%	$28,987	0.00%
Interest bearing demand and savings deposits	36,520	0.50%	35,672	0.95%
Time deposits	206,870	1.87%	216,449	2.37%

Total	$274,559	1.66%	$281,108	2.17%

	For the Nine Months Ended September 30,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$31,686	0.00%	$27,346	0.00%
Interest bearing demand and savings deposits	36,876	0.57%	35,419	0.87%
Time deposits	209,679	1.96%	219,367	2.44%

Total	$278,241	1.75%	$282,132	2.22%

Time deposits greater than $100,000 totaled $131.4 million at September 30, 2012, compared to $126.4 million at December 31, 2011. Our overall change in time deposits between December 31, 2011 and September 30, 2012 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At September 30, 2012, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. At September 30, 2012, stockholders’ equity was $9.3 million versus $8.2 million at December 31, 2011. This increase is attributed to a net loss of $1 million, proceeds from issuance of common stock of $1.1 million, proceeds from issuance of preferred stock of $1.0 million, dividends declared on preferred stock of $62 thousand, and net increases in accumulated other comprehensive income of $14 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2012, Company’s and Bank’s capital ratios were considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2012 and December 31, 2011 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2012
Total Capital to Risk Weighted Assets:
Consolidated	$15,446	6.02%	$20,517	8.00%	N/A	N/A
Bank	$16,493	6.43%	$19,812	8.00%	$24,764	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$12,211	4.76%	$10,259	4.00%	N/A	N/A
Bank	$13,267	5.18%	$9,906	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$12,211	4.12%	$11,847	4.00%	N/A	N/A
Bank	$13,267	4.48%	$11,839	4.00%	$23,678	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$14,075	5.47%	$20,585	8.00%	N/A	N/A
Bank	$15,237	5.93%	$20,566	8.00%	$25,708	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	$10,837	4.21%	$10,292	4.00%	N/A	N/A
Bank	$12,000	4.67%	$10,283	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$10,837	3.62%	$11,961	4.00%	N/A	N/A
Bank	$12,000	4.02%	$11,952	4.00%	$23,904	8.00%

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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income increased by $166 thousand for the nine months ended September 30, 2012 with $6.9 million compared to $6.7 million for the same period in 2011. Net interest income decreased by $96 thousand for the three months ended September 30, 2012 with $2.1 million compared to $2.2 million for the same period in 2011. The increase in net interest income for the nine months ended September 30, 2012 is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from 2.21% to 1.76%, or 45 basis points, when comparing the nine months ended September 30, 2011 to September 30, 2012. The rate paid on interest-bearing liabilities decreased from 2.16% to 1.68%, or 48 basis points, when comparing the three months ended September 30, 2011 to September 30, 2012. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2012 and 2011.

The yield on interest-earning assets decreased to 5.37% from 5.93% when comparing the three months September 30, 2012 to the three months ended September 30, 2011. The yield on interest-earning assets decreased to 5.59% from 5.91% when comparing the nine months September 30, 2012 to the nine months ended September 30, 2011. The yield on average loans decreased 63 basis points and 36 basis points to 6.12% and 6.40% for the three and nine months ended September 30, 2012, respectively, as compared to 6.75% and 6.76% for the same period in 2011, respectively. The yield on average securities decreased 22 basis points to 2.18% for the three months ended September 30, 2012 as compared to 2.40% for the three months ended September 30, 2011. The yield on average securities decreased 8 basis points to 2.29% for the nine months ended September 30, 2012 as compared to 2.37% for the nine months ended September 30, 2011. Average loans represented 80.8% and 81.7% of total interest-earning assets for the nine months ended September 30, 2012 and 2011, respectively.

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

The net interest margin was 3.59% and 3.75% for the three and nine months ended September 30, 2012, respectively, as compared to 3.64% and 3.58% for the three and nine months ended September 30, 2011, respectively. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$195,365	$2,972	6.12%	$202,530	$3,419	6.75%
Securities (4)	42,383	230	2.18%	39,389	236	2.40%
Interest-bearing deposits in other financial institutions	779	1	0.52%	577	—	0.12%
Federal funds sold	1,296	—	0.00%	4,049	1	0.06%

Total interest-earning assets	239,823	3,203	5.37%	246,545	3,656	5.93%

Non-interest earning assets:
Cash and due from banks	7,847			10,419
Unrealized gains (losses) on securities available for sale	97			259
Allowance for loan losses	(5,167)			(5,196)
Other assets	53,575			51,919

Total Assets	$296,175			$303,946

Interest-bearing liabilities
Interest bearing demand and savings deposits	$36,520	45	0.50%	$35,672	85	0.95%
Time deposits	206,870	962	1.87%	216,449	1,282	2.37%

Total deposits	243,390	1,007	1.66%	252,121	1,367	2.17%
Other short-term borrowings	5,775	9	0.63%	5,775	10	0.68%
Long-term debt	3,403	36	4.25%	3,403	33	3.88%

Total interest-bearing liabilities	252,568	1,052	1.68%	261,299	1,410	2.16%

Non-interest bearing demand	31,169			28,987
Other liabilities	3,027			2,704
Stockholders’ equity (3)	9,411			10,956

Total Liabilities and Stockholders’ Equity	$296,175			$303,946

Net interest income/net interest spread		$2,151	3.69%		$2,246	3.77%

Net yield on earning assets			3.59%			3.64%

(1)	Average loans exclude average nonaccrual loans of $22.8 million and $27.4 million for the three months ended September 30, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $96 thousand and $255 thousand of loan fee income for the three months ended September 30, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$197,456	$9,484	6.40%	$204,388	$10,361	6.76%
Securities (4)	44,257	761	2.29%	40,077	714	2.37%
Interest-bearing deposits in other financial institutions	690	1	0.19%	511	1	0.23%
Federal funds sold	2,223	1	0.06%	5,125	3	0.08%

Total interest-earning assets	244,626	10,247	5.59%	250,101	11,079	5.91%

Non-interest earning assets:
Cash and due from banks	7,769			8,808
Unrealized gains (losses) on securities available for sale	272			(145)
Allowance for loan losses	(5,131)			(5,651)
Other assets	51,939			50,281

Total Assets	$299,475			$303,394

Interest-bearing liabilities
Interest bearing demand and savings deposits	$36,876	158	0.57%	$35,419	232	0.87%
Time deposits	209,679	3,078	1.96%	219,367	4,007	2.44%

Total deposits	246,555	3,236	1.75%	254,786	4,239	2.22%
Other short-term borrowings	5,775	28	0.65%	5,775	34	0.77%
Long-term debt	3,403	107	4.19%	3,403	97	3.80%

Total interest-bearing liabilities	255,733	3,371	1.76%	263,964	4,370	2.21%

Non-interest bearing demand	31,686			27,346
Other liabilities	2,011			2,703
Stockholders’ equity (3)	10,045			9,381

Total Liabilities and Stockholders’ Equity	$299,475			$303,394

Net interest income/net interest spread		$6,876	3.83%		$6,709	3.70%

Net yield on earning assets			3.75%			3.58%

(1)	Average loans exclude average nonaccrual loans of $22.5 million and $28.9 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $553 thousand and $752 thousand of loan fee income for the nine months ended September 30, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three and nine months ended September 30, 2012 compared to September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 Compared to 2011			2012 Compared to 2011
	Changes Due To:			Changes Due To:
	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(324)	$(123)	$(447)	$(536)	$(341)	$(877)
Interest on securities	(82)	76	(6)	(37)	84	47
Interest on interest-bearing deposits in other financial institutions	1	—	1	—	—	—
Interest on federal funds sold	(1)	(1)	(1)	(1)	(1)	(2)

Total interest income	(406)	(47)	(453)	(573)	(259)	(832)

Interest on interest-bearing demand and savings deposits	(53)	13	(40)	(89)	15	(74)
Interest on time deposits	(265)	(55)	(320)	(759)	(170)	(929)
Interest on short-term borrowings	(1)	—	(1)	(6)	—	(6)
Interest on long-term debt	3	—	3	10	—	10

Total interest expense	(316)	(42)	(358)	(844)	(155)	(999)

Net interest income	$(90)	$(5)	$(95)	$271	$(104)	$167

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 2 and Note 6 to the Condensed Consolidated Financial Statements, and above in the Critical Accounting Policies section of this report.

A provision of $1.46 million was made for the nine months ended September 30, 2012 as compared to a provision of $2.5 million made for the nine months ended September 30, 2011. The provision for the third quarter of 2012 was $210 thousand compared to $2.1 million for the same period of 2011. The allowance for loan loss as a percentage of total loans was 2.57%, 2.34% and 2.25% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Net charge-offs as a percentage of average outstanding loans were 0.46% for the nine months ended September 30, 2012 and 1.16% for the nine months ended September 30, 2011. Net charge-offs as a percentage of average outstanding loans were 0.02% for the three months ended September 30, 2012 and 1.04% for the three months ended September 30, 2011. Net loan charge-offs decreased $1.7 million to $1.0 million for the nine months ended September 30, 2012 when compared to $2.7 million for the nine months ended September 30, 2011. Net loan charge-offs decreased $2.4 million to $51 thousand for the three months ended September 30, 2012 when compared to $2.4 million for the three months ended September 30, 2011.

Other Income

Other income decreased by approximately $83 thousand for the three months ended September 30, 2012 with $654 thousand compared to $737 thousand for the same period in 2011. Other income increased by approximately $356 thousand for the nine months ended September 30, 2012 with $2.0 million compared to $1.7 million for the same period in 2011. The most significant component of other income is service charges on deposit accounts which accounts for 44.6% and 52.3% of total other income for the three months ended September 30, 2012 and 2011, respectively, and 48.4% and 61.3% of total other income for the nine months ended September 30, 2012 and 2011, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease for the three month period is due primarily to the decrease of $127 thousand in gains on sale of securities available for sale. The increase in other income for the nine month period ended September 30, 2012 is largely due to the increase gains on sales of securities available for sale of approximately $264 thousand when comparing to the same period in 2011.

Other Expenses

Other expenses increased by $146 thousand for the three months ended September 30, 2012 with $2.4 million compared to $2.3 million for the same period in 2011. Other expenses increased by $1.3 million for the nine months ended September 30, 2012 with $8.4 million compared to $7.1 million for the same period in 2011. The increase for the three month period consists of an increases in salaries and employee benefits of $5 thousand, other operating expenses decrease of $23 thousand and increase in occupancy and equipment expenses of $106 thousand. The increase for the nine month period consists of an increase in salaries and employee benefits of $61 thousand, other operating expenses of $1.4 million and in occupancy and equipment expenses of $71 thousand. The increase in other operating expenses for the three and nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to the increase in other real estate expenses and to the other than temporary impairment charge of one trust preferred security which occurred during the first quarter of 2012. Since September 30, 2011, foreclosed real estate has increased approximately $473 thousand. Most of the properties in foreclosed real estate were foreclosed prior to September 30, 2011, and the Company has experienced few sales of these foreclosed properties. At September 30, 2012, the number of full-time equivalent employees was 85 compared to 80 at September 30, 2011.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three and nine months ended September 30, 2012 was $833 and $2,557, respectively compared to the three and nine months ended September 30, 2011 with $848 and $2,582.

Income Tax Benefits

As of September 30, 2012, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three and nine months ended September 30, 2012 and 2011.

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

At September 30, 2012, the Bank’s liquidity ratio of 11.5% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of September 30, 2012, the Company had a total credit availability with FHLB of $12.0 million with $5.5 million in outstanding advances. The Company had the ability to borrow up to $5 million in federal funds from correspondent banks. As of September 30, 2012, the Company had no federal funds purchased. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.3 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2012 are as follows:

September 30, 2012
(Dollars in thousands)
Commitments to extend credit	$1,854
Financial standby letters of credit	538
Other standby letters of credit	414

$2,806

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. If all of the shares are purchased, the total raised would be $2.5 million, less offering expenses of approximately $10,000. The offering is ongoing. As of November 9, 2012, 438,000 shares for $1,095,000 have been sold.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.1(G)	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 25, 2012 (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2012).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial and Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial and Accounting Officer

101	Interactive Date File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2012	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: November 14, 2012	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)