Form 10-K
period 2012-12-31
CAPITOL CITY BANCSHARES INC
filed 2013-04-17
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-25227

CAPITOL CITY BANCSHARES, INC.

(Exact name of issuer as specified in its charter)

Georgia	58 - 1994305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

562 Lee Street, S.W., Atlanta, Georgia 30311

(Address of principal executive office)

(404) 752-6067

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00	None

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2012: $22,107,450 (based on the stock price of $2.50 as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2013; 10,292,069; $1.00 par value common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

As of December 31, 2012, the Bank had correspondent relationships with Sun Trust Bank of Atlanta, Georgia, First Tennessee Bank, Independent Bankers Bank and the Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

Bank Operations

Capitol City Bancshares, Inc.

Capitol City Bancshares, Inc. (the “Company”) owns 100% of the capital stock of the Bank. The Company also owns 100% of the capital stock of, and operates as its subsidiary, a mortgage company called Capitol City Home Loans, Inc. The principal role of the Company is to supervise and coordinate the activities of its subsidiaries.

Capitol City Bank and Trust Company

The Bank offers demand accounts, savings accounts, money market accounts, certificates of deposit and IRA accounts to customers. Loans are made to consumers and small businesses. Approximately 70% of the loan portfolio are loans to small businesses and include loans made through the Small Business Administration. Consumer loans include first and second mortgage loans, home equity loans, auto loans and signature loans.

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

Employees

As of December 31, 2012, the Company had 78 full-time employees and 9 part time employees. The Company is not a part to any collective bargaining agreements.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2012, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 5.55% and 4.29%, respectively, resulting in our being classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action. For a more detailed analysis of the Company and the Bank’s regulatory requirements, please see Note 19 to the Notes to Consolidated Financial Statements.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 200 basis points. Our consolidated Leverage Ratio at December 31, 2012 was 3.79%, which is below the minimum 8% required in the Consent Order. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders of $.08 per common share. We have not paid a dividend since 2008, and we do not intend to pay a dividend in 2013 due to continued pressure on earnings and capital and as a result of the Consent Oder.

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

FDIC Insurance Assessments

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on a supervisory evaluations, regulatory capital levels and other factors. The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned. Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions. The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institution’s capital ratios. The CAMELS rating of the institution is also used in the determination of the Risk Category. Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information. In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures. In 2012, new regulations became effective in which the new assessment base is calculated using average total assets minus average tangible equity, the assessment scale ranges from 2.5 basis points of assessable deposits for the strongest institutions (Risk Category I) to 45 basis points for the weakest (Risk Category IV).

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

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that made permanent the increase in FDIC insurance for deposit accounts to $250,000. In 2010, the FDIC adopted a new DIF restoration plan to ensure the fund reserve ratio reaches 1.35% by September 30, 2020, as provided by the Dodd-Frank Act. At least semi-annually, the FDIC will update its projections and, if necessary, will increase or decrease assessed rates.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding the Company’s periodic or current reports under the Exchange Act.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR: 2011	HIGH SELLING PRICE	LOW SELLING PRICE
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50

YEAR: 2012	HIGH SELLING PRICE	LOW SELLING PRICE
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$2.50
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50

As of December 31, 2012, the Company had approximately 1,715 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2008 of $.08 per share and no dividends in 2009, 2010, 2011 and 2012.

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

On July 13, 2010, the Company filed Articles of Amendment to the Articles of Incorporation to increase the number of preferred shares the Company is authorized to issue to 5,000,000 shares of preferred stock of the Company. The amendment was approved by a majority vote of the shareholders at the Company’s 2010 Annual Meeting of Shareholders. The articles previously limited to the amount of authorized preferred stock to $5,000,000. The Company has currently issued 10,000 shares of Series A preferred stock, 6,078 shares of Series B preferred stock, and 10,000 shares of Series C preferred stock for a total of $2,607,800 outstanding. The amendment eliminated the maximum dollar amount limitation and now provides for a maximum number of shares that are available to be issued, which is 5,000,000 shares.

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

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company is offering a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. The offering closed in 2012 and 448,000 shares were sold for $1,120,000.

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

SUMMARY

As of December 31, 2012, we reported total assets of $301 million, an increase of approximately $4.8 million, or 1.62%, over 2011. During 2012, we experienced decreases in total loans of $2.5 million, net of unearned income. During 2012, Fed funds sold increased approximately $5.7 million over 2011 due primarily to a $4.7 million increase in noninterest bearing deposits over 2011. For the year ended December 31, 2012, we had a net loss of $1.8 million as compared to a net loss of $1.6 million for the year ended December 31, 2011.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of December 31, 2012, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded since.

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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income increased by $52 thousand for the year ended December 31, 2012 with $9.0 million compared to $8.9 million at 2011. The increase in net interest income is primarily attributable to the decrease in our net cost on average interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased from approximately 2.2% to 1.7%, or 50 basis points, when comparing the year ended December 31, 2011 to December 31, 2012. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2012 and 2011.

The yield on interest-earning assets decreased from approximately 5.9% to 5.5%, or 40 basis points, from December 31, 2011 to December 31, 2012. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of approximately 40 basis points to 6.3% in 2012 as compared to 6.7% in 2011. Average loans represented 80.7% and 81.7% of total interest-earning assets at December 31, 2012 and 2011, respectively. The decrease in our yield on average loans is primarily due to continued economic pressures and competition that are holding interest rates lower.

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

The net interest margin increased to 3.7% for the year ended December 31, 2012 as compared to 3.6% for the year ended December 31, 2011. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin.

	Years Ended December 31,
	2012			2011
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$195,642	$12,329	6.30%	$202,394	$13,651	6.74%
Securities (4)	44,197	977	2.21%	40,287	958	2.38%
Interest-bearing deposits in other financial institutions	726	2	0.28%	530	1	0.19%
Federal funds sold	1,975	1	0.05%	4,639	4	0.09%

Total interest-earning assets	242,540	13,309	5.49%	247,850	14,614	5.90%

Non-interest earning assets:
Cash and due from banks	7,629			8,371
Unrealized gains(losses) on securities available for sale	217			(37)
Allowance for loan losses	(5,241)			(5,463)
Other assets	52,933			51,668

Total Assets	$298,078			$302,389

Interest-bearing liabilities
Interest bearning demand and savings deposits	$36,671	203	0.54%	$35,698	328	0.91%
Time deposits	209,254	3,960	1.89%	217,327	5,198	2.39%

Total deposits	245,925	4,163	1.69%	253,025	5,526	2.18%
Other short-term borrowings	5,775	38	0.66%	5,792	43	0.74%
Long-term debt	3,403	142	4.17%	3,403	131	3.85%

Total interest-bearing liabilities	255,103	4,343	1.70%	262,220	5,700	2.17%

Non-interest bearing demand	31,486			28,082
Other liabilities	1,850			2,868
Stockholders’ equity (3)	9,639			9,219

Total Liabilities and Stockholders’ Equity	$298,078			$302,389

Net interest income/net interest spread		$8,966	3.78%		$8,914	3.72%

Net yield on earning assets			3.70%			3.60%

(1)	Average loans exclude average nonaccrual loans of $23.8 million and $27.0 million for the years ended December 31, 2012 and 2011, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $696 thousand and $909 thousand of loan fee income for the years ended December 31, 2012 and 2011.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information as of December 31, 2012 against December 31, 2011.

	2012 vs. 2011 Changes Due To:
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(963)	$(359)	$(1,322)
Interest on securities	(47)	66	19
Interest on interest-bearing deposits in other financial institutions	—	1	1
Interest on federal funds sold	(1)	(2)	(3)

Total interest income	(1,011)	(294)	(1,305)

Interest on interest-bearing demand and savings deposits	(135)	10	(125)
Interest on time deposits	(1,056)	(182)	(1,238)
Interest on short-term borrowings	(5)	—	(5)
Interest on long-term debt	11	—	11

Total interest expense	(1,185)	(172)	(1,357)

Net interest income	$(174)	$122	$(52)

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

A provision of $1,722,277 was made for the year ended December 31, 2012 as compared to a provision of $2,746,000 made for the year ended December 31, 2011. The allowance for loan loss as a percentage of total loans was 2.48% and 2.34% at December 31, 2012 and December 31, 2011, respectively. Net charge-offs as a percentage of average outstanding loans were 0.68% in 2012 and 1.23% in 2011. Net loan charge-offs decreased $1.3 million to $1.5 million for the year ended December 31, 2012 when compared to $2.8 million for the year ended December 31, 2011.

Other Income

Other income increased by approximately $356 thousand for the year ended December 31, 2012 with $2.9 million compared to $2.5 million for the same period in 2011. The most significant component of other income is service charges on deposit accounts which accounts for 51% and 55% of total other income for the years ended December 31, 2012 and 2011, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the year ended December 31, 2012 is largely due to the increases in gains on sales of securities available for sale of approximately $111 thousand when comparing 2012 to 2011. In addition, for the year ended December 31, 2012, service charges on deposit accounts increased $79 thousand when compared to 2011, and rental income increased $115 thousand when compared to 2011.

Other Expenses

Other expenses increased by approximately $1.6 million for the year ended December 31, 2012 with $11.9 million compared to $10.3 million for the same period in 2011. This increase is primarily the result of an increase in expenditures, valuation adjustments and writedowns related to foreclosed real estate of $895 thousand to $1.7 million for the year ended December 31, 2012 from $816 thousand for the year ended December 31, 2011. Other operating expenses increased from $4.5 million for 2011 to $5.2 million for 2012. The increase in other operating expenses of $675 thousand for 2012 as compared to 2011 primarily related to a $262 thousand impairment charge, a $150 thousand increase in audit and professional fees, a $131 thousand increase in general liability insurance, and a $110 thousand increase in computer expenses as compared to 2011 amounts.

Occupancy and equipment expenses decreased $20 thousand when comparing the year ended December 31, 2012 to the year ended December 31, 2011. Salaries and employee benefits increased $17 thousand for 2012 when compared to 2011. At December 31, 2012, the number of full-time equivalent employees was 83 compared to 78 at December 31, 2011.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the years ended December 31, 2012 and December 31, 2011 was $3,389 and $3,289, respectively.

Income Tax Benefits

As of December 31, 2012, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the year ended December 31, 2012 and 2011.

Return on Equity and Assets

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2012	2011
Return on assets (1)	-0.58%	-0.53%
Return on equity (2)	-20.03%	-17.30%
Dividend payout (3)	0.00%	0.00%
Equity to assets (4)	2.91%	3.05%

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average equity.
(3)	Dividends declared per share of common stock divided by basic loss per share.
(4)	Average equity divided by average total assets.

FINANCIAL CONDITION

Total assets increased approximately $4.8 million, or 1.6%, from 2011 to 2012 with $301 million. The increase was largely due to an increase of $5.7 million from federal funds sold and an increase of $778 thousand in cash and due from banks. Loans, net of unearned income decreased $2.5 million with $3.4 million in loans moving to foreclosed real estate and $1.7 million in loans being charged off during 2012. These decreases in loans were offset by additional loans to customers. The loan to deposit ratio at December 31, 2012 was 77.4% compared to 79.5% at December 31, 2011.

Total deposits increased $4.4 million, or 1.6%, when comparing December 31, 2012 to December 31, 2011. This increase is attributed to $4.7 million increase in non-interest bearing demand deposits. Time deposits of $100,000 or more increased during this same time period by $11.5 million, to $137.9 million, while other time deposits decreased during the period by $10.5 million, to $74.3 million. Noninterest-bearing demand deposits accounted for 11.8% and 10.3% of total deposits at December 31, 2012 and 2011, respectively. Brokered certificates of deposits decreased $7.7 million to $6.2 million as of December 31, 2012.

Stockholders’ equity increased by $215 thousand for the year ended December 31, 2012. This increase consisted of net loss of $1.7 million, proceeds from issuance of common stock of $1.1 million, proceeds of preferred stock of $1 million, dividends declared on preferred stock of $62 thousand, and net decrease in accumulated other comprehensive income of $121 thousand.

Average total assets decreased $4.3 million from 2011 to 2012. Average interest-earning assets decreased $5.3 million from 2011 to 2012, including a decrease of $6.8 million in average total loans, and a decrease in average federal funds sold of $2.7 million, offset by an increase of $3.9 million in securities and an increase of $196 thousand in interest-bearing deposits in other financial institutions. Average interest-bearing liabilities decreased during the same period by $7.1 million from $262 million to $255 million, largely due to a decrease of $8 million in average time deposits. These decreases in average balances for the year ended December 31, 2012 reflect management’s attempts to maximize interest-earning assets and the overall margin.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $42.6 million at December 31, 2012, compared to $42.6 million at December 31, 2011. The most significant changes in the securities portfolio have resulted from the increase of $2 million in U.S Government sponsored enterprises and $4.8 million in mortgage-backed securities, which were offset by the decrease of $6.7 million in state, county and municipal bonds. Gains on the sales of securities available for sale for 2012 were $515 thousand. At December 31, 2012, the securities portfolio had unrealized net gains of approximately $48 thousand.

	December 31,
	2012	2011
	(Dollars in thousands)
Securities available for sale:
Debt securities
U.S. Government sponsored enterprises (GSEs)	$2,006	$—
State, county and municipals	9,308	15,964
Mortgage-backed securities GSE residential	30,881	25,925
Trust preferred securities	365	628
Equity securities	50	50

Total securities	$42,610	$42,567

The following table set forth the maturities of the investment in debt securities at carrying value at December 31, 2012 and the related weighted yields. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

	Maturity
	One Year or Less		One through Five Years		Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	0.00%	$2,006	0.70%	$—	0.00%	$—	0.00%	$2,006
State, county and municipals	512	3.87%	800	1.66%	3,047	3.29%	4,949	4.85%	9,308
Mortgage-backed securities GSE residential	—	0.00%	—	0.00%	—	0.00%	30,881	1.66%	30,881
Trust preferred securities	—	0.00%	262	9.50%	—	0.00%	103	3.70%	365

Total securities	$512	3.87%	$3,068	1.24%	$3,047	3.29%	$35,933	2.11%	$42,560

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOANS

Total loans, net of unearned income decreased approximately $2.5 million, or 1.15%, at December 31, 2012. This decrease is due to approximately $3.4 million in loans being transferred to foreclosed real estate and $1.7 million in loans being charged off during 2012.

At December 31, 2012, the Company had loan concentrations in real estate totaling $210 million or 96.1% of total loans. Loans secured by the cash value of deposits or investments of $3.4 million or 1.5% of total loans. The remaining $5.2 million or 2.4% of total loans consist of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	December 31,
	2012	2011
	(Dollars in thousands)
Unsecured	$823	$848
Cash value	3,393	3,928
Residential real estate	24,604	31,147
Commercial real estate	185,352	181,118
Business assets	2,622	1,822
Vehicles	1,687	1,949
Other	102	104

Total Loans	$218,583	$220,916

The following table sets forth the contractual maturity distribution of loans as of December 31, 2012.

2012
(Dollars in thousands)
Commercial
One year or less	$2,881
After one through five years	1,683
After five years	3,445

Total Commercial Loans	$8,009

Construction
One year or less	$7,029
After one through five years	571
After five years	3,524

Total Construction Loans	$11,124

Other
One year or less	$103,151
After one through five years	28,461
After five years	67,838

Total Other Loans	$199,450

Total Loans	$218,583

The following table summarizes loans at December 31, 2012 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

2012
(Dollars in thousands)
Predetermined interest rates	$28,146,000
Floating or adjustable interest rates	77,376,000

Total	$105,522,000

ASSET QUALITY

At year-end 2012, the loan portfolio was 72% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$77,502	9.42%	$97,961	11.55%
Cash Value	17,054	0.50%	16,727	0.43%
Residential real estate	2,328,224	9.46%	2,083,285	6.69%
Commercial real estate	2,259,106	1.22%	2,480,770	1.37%
Business assets	477,511	18.21%	299,741	16.45%
Vehicles	230,216	13.65%	176,021	9.03%
Other	—	0.00%	—	0.00%
Unallocated	—	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,389,613	2.48%	$5,154,505	2.34%

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

As of December 31, 2012, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate has increased by $245 thousand when comparing December 31, 2012 to December 31, 2011, however the charge offs in this segment has decreased reflecting a stabilization in real estate values of outstanding residential real estate loans. As of December 31, 2012, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of December 31, 2012 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Average amount of loans outstanding	$219,441	$229,344

Balance of allowance for loan losses at beginning of period	$5,155	$5,224

Loans charged off
Commercial	(11)	(219)
Real estate	(1,657)	(2,592)
Installment	(25)	(243)

	(1,693)	(3,054)

Loans recovered
Commercial	23	12
Real estate	172	217
Installment	11	10

	206	239

Net charge-offs	(1,487)	(2,815)

Additions to allowance charged to operating expense during period	1,722	2,746

Balance of allowance for loan losses at end of period	$5,390	$5,155

Ratio of net loans charged-off during the period to average loans outstanding	0.68%	1.23%

As of December 31, 2012, the Company had approximately $48.5 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. As of December 31, 2011 the Company had $48.6 million in loans specifically evaluated for impairment with approximately $2.9 million in associated specific reserves. Impaired loans represented 22.2% and 22.0% of the portfolio as of December 31, 2012 and December 31, 2011, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $27.9 million and $24.4 million of nonaccrual loans as of December 31, 2012 and December 31, 2011, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2011. The $93 thousand decrease in impaired loans from December 31, 2011 to December 31, 2012 was due to the chargeoff and foreclosure of impaired real estate loans, offset by further migration of certain real estate loans to impaired status. The overall level of impaired loans as of December 31, 2012 is lower than impaired loans as of December 31, 2011, and December 31, 2010. The rate of loans migrating from performing status to non performing status appears to have stabilized.

The remaining portfolio of loans not considered impaired as of December 31, 2012 was $170 million, and the allowance for loan losses associated with these loans was $2.3 million or 1.3% of the unimpaired principal balance. As of December 31, 2011, loans not considered impaired were $172.3 million and the associated allowance was $2.2 million or 1.30% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $3.1 million in 2011 and $1.7 million in 2012. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans was lower in 2012 than 2011; and overall economic conditions in our market appear to have stabilized. As of December 31, 2012, $210 million of our $219 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $48.2 million at December 31, 2012, representing an increase of $3.3 million (7.5%) from December 31, 2011. This increase is attributable to increases of $3.5 million in nonaccrual loans offset partially by a $1.5 million decrease in past dues over 90 days still accruing. Total nonperforming assets were 22.1% of total loans at December 31, 2012, compared to 20.36% at December 31, 2011. Nonperforming assets represented 16.0% of total assets at December 31, 2012, compared to 13.23% of total assets at December 31, 2011. Nonaccrual loans represented 12.83% of total loans outstanding at December 31, 2012, compared to 11.08% of total loans outstanding at December 31, 2011. There were no related party loans which were considered to be nonperforming at December 31, 2012.

At December 31, 2012 and 2011, nonperforming assets were as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Total nonaccruing loans	$27,927	$24,385
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	767	2,297
Other real estate owned	19,487	18,152
Repossessed assets	—	2

Total nonperforming assets	$48,181	$44,836

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at December 31, 2012 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $3.7 million during 2012. This decrease is mostly attributed to the decrease in the average balance on time deposits. Average time deposits decreased $8.1 million to $209.3 million during 2012 as compared to $217.3 million during 2011. The decrease in average time deposits is attributed to the maturity of brokered time deposits and the lessening of the reliance on internet (out-of-market) funding as management is now concentrating on replacing these deposits with more traditional (“core”) deposits.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012		2011
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$31,486	0.00%	$28,082	0.00%
Interest bearing demand and savings deposits	36,671	0.54%	35,698	0.91%
Time deposits	209,254	1.89%	217,327	2.39%

Total	$277,411	1.69%	$281,107	2.18%

Time deposits greater than $100,000 totaled $137.9 million at December 31, 2012, compared to $126.4 million at December 31, 2011. Our overall change in time deposits between December 31, 2011 and December 31, 2012 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2012 for the periods indicated.

(Dollars in thousands)
Three months or less	$30,928
Over three through twelve months	47,310
Over twelve months	59,628

Total	$137,866

REGULATORY CAPITAL REQUIREMENTS

At December 31, 2012, our consolidated capital to asset ratios were considered significantly under capitalized, and the Bank’s capital levels and considered under capitalized based on guidelines established by regulatory authorities. At December 31, 2012, stockholders’ equity was $8.4 million versus $8.2 million at December 31, 2011. Stockholders’ equity increased by $215 thousand for the year ended December 31, 2012. This increase consisted of net loss of $1.7 million, proceeds from issuance of common stock of $1.1 million, proceeds of preferred stock of $1 million, dividends declared on preferred stock of $62 thousand, and net decrease in accumulated other comprehensive income of $121 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2012, Company’s capital ratios were considered significantly under capitalized and the Bank’s capital levels and considered under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at December 31, 2012 are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2012:
Total Capital to Risk Weighted
Assets:
Consolidated	$14,435	5.55%	$20,818	8.00%	N/A	N/A
Bank	$15,758	6.06%	$20,800	8.00%	$26,000	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$11,159	4.29%	$10,409	4.00%	N/A	N/A
Bank	$12,482	4.80%	$10,400	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$11,159	3.79%	$11,788	4.00%	N/A	N/A
Bank	$12,482	4.24%	$11,779	4.00%	$23,558	8.00%

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

At December 31, 2012, the Bank’s liquidity ratio of 12.98% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of December 31, 2012, the Company had availability with FHLB of $6.3 million. As of December 31, 2012, the Company had the ability to borrow up to $5 million in federal funds from correspondent banks. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.3 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2012 are as follows:

December 31, 2012
(Dollars in thousands)
Commitments to extend credit	$4,733
Financial standby letters of credit	503
Other standby letters of credit	488

$5,724

CONTRACTUAL OBLIGATIONS

The following table presents the Company’s contractual obligations as of December 31, 2012.

	Payments Due After December 31, 2012
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Note payable	$275	$275	$—	$—	$—
Federal Home Loan Bank advances	5,500	5,500	—	—	—
Company guaranteed trust-preferred securities	3,403	—	—	—	3,403

Total contractual cash obligations	$9,178	$5,775	$—	$—	$3,403

We did not have any material commitments for capital expenditures at December 31, 2012.

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

At December 31, 2012, our cumulative one year interest rate sensitivity gap ratio was 107%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will reprice during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2012, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$727	$—	$—	$—	$727
Federal funds sold	6,340	—	—	—	6,340
Securities available for sale	—	511	3,068	38,981	42,560
Restricted equity securities	692	—	—	—	692
Loans (1)	145,996	16,512	22,070	6,077	190,655

Total interest-earning assets	153,755	17,023	25,138	45,058	240,974

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	36,064	—	—	—	36,064
Certificates, less than $100,000	13,049	25,951	35,294		74,294
Certificates, $100,000 and over	30,928	47,310	59,628	—	137,866
Note payable	275	—	—	—	275
Federal Home Loan Bank advances	5,500	—	—	—	5,500
Company guaranteed trust preferred securities	—	—	—	3,403	3,403

Total interest-bearing liabilities	85,816	73,261	94,922	3,403	257,402

Interest rate sensitivity gap	$67,939	$(56,238)	$(69,784)	$41,655

Cumulative interest rate sensitivity gap	$67,939	$11,701	$(58,083)	$(16,428)

Interest rate sensitivity gap ratio	1.79	0.23	0.26

Cumulative interest rate sensitivity gap ratio	1.79	1.07	0.77	0.94

(1)	Excludes nonaccrual loans of $27.9 million.

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

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—December 31, 2012 and 2011

Consolidated Statements of Operations—December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss—December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity—December 31, 2012 and 2011

Consolidated Statements of Cash Flows—December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firm’s Report on Supplementary Information

Consolidating Balance Sheet—December 31, 2012

Consolidating Statement of Operations—December 31, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered under this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective at the reasonable level due to the material weaknesses described below.

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

Management’s Report of Internal Control Over Financial Reporting

The management of Capitol City Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles general accepted in the United State of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

We identified the following deficiencies in internal control that we consider to be material weaknesses:

Our system for monitoring valuation of foreclosed real estate and recording activity related to foreclosed real estate is materially deficient. Consideration of the valuation of foreclosed real estate noted a failure to obtain updated valuations on properties held; 7 of 60 properties held (comprising 32% of the total carrying value) did not have current valuations on file. Review of activity noted an instance in which an in-substance foreclosure transaction occurred during the year ended December 31, 2012; however, appropriate entries were not reflected during the period. The failure to monitor valuation and properly record transactions resulted in additional chargeoffs of loan balances. Though improvements have been made during the year, the current system within the Bank is not adequately monitoring the valuation of foreclosed real estate or ensuring the time and appropriate recognition of activity.

Our system of internal controls regarding cash on hand, specifically detective controls over existence related to operations at one branch, is materially deficient. Subsequent to December 31, 2012, a material misappropriation of cash was identified at this branch location.

In order to address the material weaknesses, we have established the following policy changes in internal controls:

1)	The foreclosed real estate policy of Capitol City Bank and Trust Company is to obtain annual valuations, through either appraisals or evaluations, on foreclosed properties in accordance with regulatory guidance.

The foreclosed real estate officer will maintain a spreadsheet which lists valuation dates, values, listing agreements, maturity dates, etc. This information will be monitored and reviewed monthly by the Special Assets Manager. The report will be presented to the Board of Directors quarterly.

2)	Our policy is for the foreclosed real estate officer to obtain a current evaluation once it’s been determined that a property is being considered for foreclosure. The Special Assets Manager and foreclosed real estate officer will review monthly foreclosed property activity to ensure the book balance of the foreclosed property is balanced to the general ledger.

3)	We have implemented changes in branch and operations personnel, in addition to implementing controls and providing training to strengthen our system of internal controls relating to cash on hand throughout the organization.

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

(1) Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2012, together with the related notes and the report of the independent registered public accounting firm, of Nichols Cauley & Associates, LLC.

(2) Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 15, 2013.

Signature	Title

/s/ George G. Andrews	Director, President and Chief Executive Officer
George G. Andrews

/s/ Charles W. Harrison	Director
Charles W. Harrison

/s/ Roy W. Sweat	Director
Roy W. Sweat

/s/ William Thomas	Director
William Thomas

/s/ Cordy T. Vivian	Chairman
Cordy T. Vivian

/s/ Shelby Wilkes	Director
Shelby Wilkes

/s/ Tarlee W. Brown	Director
Tarlee W. Brown

/s/ Pratape Singh	Director
Pratape Singh

/s/ Tatina Brooks	Chief Financial Officer
Tatina Brooks	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix “A” to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB files on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2008 (incorporation by referenced as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2008 (incorporation by referenced as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2008 (incorporation by referenced as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2008).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporation by referenced as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.1(G)	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 25, 2012 (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2012).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999.

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

10.1	Capitol City Bancshares, Stock Option Plan, executed July 13, 1999 (filed as Exhibit 10.1 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.2	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and George Andrews, executed July 13, 1999 (filed as Exhibit 10.2 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

10.3	Stock Option Agreement under the Capitol City Bancshares, Inc. Stock Option Plan between Capitol City Bancshares, Inc. and J. Al Cochran, executed July 13, 1999 that is a sample of the option agreements issued to all directors (filed as Exhibit 10.3 to Capitol City Bancshares, Inc. Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000 and incorporated herein by reference).

13.1	Consolidated Financial Statements

21.1	Subsidiaries of the Company.

23.1	Consent of Nichols Cauley & Associates, LLC

24.1	Power of Attorney (on signature page).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Principal Financial and Accounting Officer.

101	Interactive Data File