Form 10-Q
period 2013-03-31
CAPITOL CITY BANCSHARES INC
filed 2013-05-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2013; 10,292,069; $1.00 par value common shares.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31,
	(unaudited)	2012
Assets
Cash and due from banks	$12,937,832	$7,807,478
Interest-bearing deposits at other financial institutions	809,606	727,124
Federal funds sold	295,000	6,340,000
Securities available for sale	41,171,956	42,609,727
Restricted equity securities, at cost	608,700	691,900
Loans, net of unearned income	218,498,388	217,650,162
Less allowance for loan losses	5,042,189	5,389,613

Loans, net	213,456,199	212,260,549

Premises and equipment, net	8,907,525	8,962,223
Foreclosed real estate	19,370,266	19,487,185
Other assets	2,506,506	1,776,673

Total assets	$300,063,590	$300,662,859

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$29,804,386	$33,116,883
Interest-bearing	248,990,936	248,224,450

Total deposits	278,795,322	281,341,333
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	3,886,492	1,726,692

Total liabilities	291,860,064	292,246,275

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.00; 80,000,000 shares authorized; 10,292,069 shares issued and outstanding	10,292,069	10,292,069
Surplus	801,398	801,398
Retained deficit	(5,272,762)	(5,236,465)
Accumulated other comprehensive loss	(224,979)	(48,218)

Total stockholders’ equity	8,203,526	8,416,584

Total liabilities and stockholders’ equity	$300,063,590	$300,662,859

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$2,830,522	$3,302,339
Deposits in banks	411	130
Securities	195,798	258,697
Federal funds sold	1,385	649

Total interest income	3,028,116	3,561,815

Interest expense:
Deposits	824,949	1,152,434
Other borrowings	43,788	45,149

Total interest expense	868,737	1,197,583

Net interest income	2,159,379	2,364,232
Provision for loan losses	100,000	745,000

Net interest income after provision for loan losses	2,059,379	1,619,232

Other income:
Service charges on deposit accounts	360,135	342,607
Other fees and commissions	23,690	27,541
Gain on sales of available for sale securities	70,988	115,694
Rental Income	115,399	72,958
Other operating income	128,165	61,523

Total other income	698,377	620,323

Other expenses:
Salaries and employee benefits	935,969	940,370
Occupancy and equipment expenses, net	296,520	272,341
Loss on sales of foreclosed real estate	82,924	—
Foreclosed real estate expenses and writedowns	170,806	284,154
Other operating expenses	1,257,834	1,505,347

Total other expenses	2,744,053	3,002,212

Income (loss) before income tax benefits	13,703	(762,657)
Income tax benefits	—	—

Net income (loss)	13,703	(762,657)

Preferred stock dividends	(50,000)	(50,000)

Net loss available available to common shareholders	(36,297)	(812,657)
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	(105,773)	365,537
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(70,988)	(115,694)

Comprehensive loss	$(213,058)	$(562,814)

Basic losses per common share	$(0.00)	$(0.08)

Diluted losses per common share	$(0.00)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of

Cash Flows For The Three Months Ended

March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$13,703	$(762,657)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	232,240	241,340
Provision for loan losses	100,000	745,000
Net gain on sale of securities available for sale	(70,988)	(115,694)
Other-than-temporary impairment of securities	—	262,437
Loss on sale of foreclosed assets	82,924	—
Writedowns of foreclosed real estate	—	98,500
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities	1,429,967	175,342

Net cash provided by operating activities	1,737,846	594,268

INVESTING ACTIVITIES
Purchases of securities available for sale	(14,671,953)	(7,992,359)
Proceeds from sales of securities available for sale	14,539,044	3,888,865
Proceeds from maturities and paydowns of securities available for sale	1,354,232	1,275,248
Proceeds from sales of restricted equity securities	83,200	—
Net (increase) decrease in interest-bearing deposits at other financial institutions	(82,482)	35,212
Net decrease in federal funds sold	6,045,000	595,000
Net increase in loans	(1,311,300)	(1,644,645)
Capitalized costs on foreclosed real estate	(184,431)	—
Proceeds from sale of foreclosed real estate	234,076	—
Payments for construction in process	—	(112,136)
Purchase of premises and equipment	(66,867)	(37,973)

Net cash provided by (used in) investing activities	5,938,519	(3,992,788)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,546,011)	1,030,807
Net increase in federal funds purchased	—	1,445,000
Proceeds from issuance of common stock	—	530,000
Proceeds from exercise of stock options	—	10,001

Net cash provided by (used in) financing activities	(2,546,011)	3,015,808

Net increase (decrease) in cash and due from banks	5,130,354	(382,712)
Cash and due from banks at beginning of year	7,807,478	7,029,604

Cash and due from banks, end of period	$12,937,832	$6,646,892

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$870,731	$1,214,518
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$15,650	$—
Financed sales of foreclosed real estate	$—	$994,792

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after March 31, 2013, but prior to May 14, 2013, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At March 31, 2013 and December 31, 2012, those restricted balances were both $2,453,491.

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

In accordance with ASC 740-10 Income Taxes it is the Bank’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial statements and determined the Bank had no uncertain tax positions at March 31, 2013. Further, all years subsequent to 2009 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

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

The Bank is in substantial compliance with the terms of the Order, with exceptions including compliance with required capital and problem asset levels. Specifically, other material provisions have been addressed as follows:

i.	Prior to and since the Order, it has been and continues to be the primary focus of the Board of Directors and Bank’s management to get the Bank back on sound financial footing. The Board in general and each committee in particular are taking a more active role the affairs of the Bank.

ii.	The new Chief Operating Officer, John Turner, has taken on the role and responsibility of enforcement and oversight for compliance with the Order. A quarterly report is submitted on the status of the Bank’s compliance. Additionally, he had an immediate positive impact on the Bank’s overall financial position with the implementation of a number of new fee based products, including a new merchant services program, and organizational cost controls. These actions will obviously have a positive impact on the Bank’s bottom line.

iii.	The committee established for oversight of compliance with the Order, the Compliance Committee, is active and ongoing.

iv.	The Bank is currently below the requisite minimum capital ratios of Tier 1 capital at 8% of total assets and total risk based capital at 10% of total risked based assets. The Bank continues to actively pursue those institutional investors that have made conditional commitments to us. Additionally, the Bank will continue to solicit on an ongoing basis investment from individuals. As these funds are infused, its capital ratios will improve to the required levels.

v.	The Bank’s lending and collection policy has been updated. Additionally, procedures and guidelines have been implemented that strengthen the Bank’s underwriting of loans, especially as relates to the Bank’s loan concentrations in church and c-store loans. The Bank believes these improvements will also positively impact the credit quality of our portfolio as new loans are written and existing credits are reevaluated.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

vi.	The Bank has eliminated from its books those loans classified as “loss” and 50% of those classified as “doubtful”. This information is reflected in the Bank’s 2010 financial statements. These charge-offs had a significant impact on its overall allowance for loan losses calculation (ALLL). The Bank continues to evaluate the sufficiency of our allowance for loan losses based on its historical charge offs and related economic conditions.

vii.	The Bank recognizes that it continues to have a high concentration of church and c-store loans. Accordingly, the Bank prepares, on a quarterly basis, a risk analysis not only on those loans but on the entire loan portfolio of the Bank. The report is presented to the Board and submitted to the FDIC as part of the Order.

viii.	The Bank is no longer accepting brokered deposits. The Bank is making every effort to increase our core deposit base through enforcement of loan agreements and offering new and improved depository accounts. The Bank is accepting internet deposits.

ix.	It is the Bank’s practice to comply with all regulatory and accounting guidelines in relation to the ALLL’s methodology and its adequacy. However, a formal and comprehensive policy is still in the developmental stages.

x.	The Bank’s budget plan has been revised.

xi.	Progress reports are submitted to the Federal Deposit Insurance Corporation and Georgia Department of Banking and Finance on a quarterly basis.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2012 and the first three months of 2013. The Bank’s continuing level of problem loans as of the quarter ended March 31, 2013 and the Bank’s capital levels continuing to be in the “under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2013 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department.

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

During the first quarter of 2013 the Company discovered a material misappropriation of cash due to suspected collusion of employees. Management continues to work diligently with the appropriate authorities in this matter and believes this misappropriation is fully covered, less appropriate deductibles, by its insurance policies. The Company’s March 31, 2013 condensed consolidated financial statements include an other operating expense equal to the applicable insurance deductible, and an amount receivable on the insurance claim in other assets.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Government sponsored enterprises (GSEs)	$—	$—	$—	$—
State, county and municipals	5,563,747	45,349	(119,766)	5,489,330
Mortgage-backed securities GSE residential	35,417,750	35,926	(186,488)	35,267,188
Trust preferred securities	365,438	—	—	365,438

Total debt securities	41,346,935	81,275	(306,254)	41,121,956
Equity securities	50,000	—	—	50,000

Total securities	$41,396,935	$81,275	$(306,254)	$41,171,956

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Government sponsored enterprises (GSEs)	$2,000,000	$5,760	$—	$2,005,760
State, county and municipals	9,345,055	88,501	(125,929)	$9,307,627
Mortgage-backed securities GSE residential	30,897,452	114,419	(130,969)	30,880,902
Trust preferred securities	365,438	—	—	365,438

Total debt securities	42,607,945	208,680	(256,898)	42,559,727
Equity securities	50,000	—	—	50,000

Total securities	$42,657,945	$208,680	$(256,898)	$42,609,727

The amortized cost and fair value of debt securities as of March 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$502,632	$506,050
Due from one to five years	790,190	786,617
Due from five to ten years	637,537	581,442
Due after ten years	3,998,826	3,980,659
Mortgage-backed securities	35,417,750	35,267,188

	$41,346,935	$41,121,956

Securities with a carrying value of $7,939,148 and $16,222,527 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
March 31, 2013
State, county and municipals	$4,207,686	$(119,766)	$—	$—	$(119,766)
Mortgage-backed securities GSE residential	24,526,621	(186,488)	—	—	(186,488)

Total securities	$28,734,307	$(306,254)	$—	$—	$(306,254)

December 31, 2012
State, county and municipals	$6,679,387	$(125,929)	$—	$—	$(125,929)
Mortgage-backed securities GSE residential	17,211,179	(130,969)	—	—	(130,969)

Total securities	$23,890,566	$(256,898)	$—	$—	$(256,898)

Mortgage-backed securities GSE residential. There were unrealized losses on eleven GSE mortgage-backed securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

State, county and municipal securities. There were unrealized losses on six state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of March 31, 2013.

NOTE 6. LOANS

The composition of loans is summarized as follows:

	March 31,	December 31,
	2013	2012
Unsecured	$643,910	$822,538
Cash Value	3,180,787	3,393,228
Residential Real Estate	26,013,607	24,604,432
Commercial Real Estate	184,992,704	185,352,416
Business Assets	2,577,854	2,621,853
Vehicles	1,801,740	1,686,508
Other	293,237	101,655

	219,503,839	218,582,630
Unearned loan fees	(1,005,451)	(932,468)
Allowance for loan losses	(5,042,189)	(5,389,613)

Loans, net	$213,456,199	$212,260,549

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of March 31, 2013 were 0.3% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of March 31, 2013 were 1.4% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of March 31, 2013 were 11.9% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of March 31, 2013 were 84.3% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of March 31, 2013 were 1.2% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of March 31, 2013 were 0.8% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of March 31, 2013 were less than 0.1% of the total loan portfolio.

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2013, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2013
Beginning balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$—	$—	$5,389,613
Charge-offs	(63,372)	(17,054)	(158,228)	—	(203,346)	(29,677)	—	—	(471,677)
Recoveries	—	—	5,040	8,282	10,931	—	—	—	24,253
Provision	90,160	11,732	103,679	(316,282)	130,474	80,237	—	—	100,000

Ending balance	$104,290	$11,732	$2,278,715	$1,951,106	$415,570	$280,776	$—	$—	$5,042,189

Ending balance-individually evaluated impairment	$5,801	$—	$1,615,450	$1,346,900	$90,151	$61,617	$—	$—	$3,119,919

Loans:
Ending balance (1)	$643,910	$3,180,787	$26,013,607	$184,992,704	$2,577,854	$1,801,740	$293,237	$—	$219,503,839

Ending balance-Loans individually evaluated for impairment	$34,758	$—	$12,934,441	$34,923,107	$725,422	$103,215	$—	$—	$48,720,943

(1)	Loan balances presented are gross of unearned loan fees of $1,005,451.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
December 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(25,523)	—	(605,011)	(1,051,727)	(2,087)	(9,633)	—	—	(1,693,981)
Recoveries	2,584	—	66,437	105,116	23,160	9,515	—	—	206,812
Provision	2,480	327	783,513	724,947	156,697	54,313	—	—	1,722,277

Ending balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$—	$—	$5,389,613

Ending balance—individually evaluated impairment	$11,060	$17,054	$1,645,625	$1,075,729	$293,697	$81,037	$—	$—	$3,124,202

Loans:
Ending balance (1)	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$—	$218,582,630

Ending balance—Loans individually evaluated for impairment	$40,017	$17,054	$13,001,107	$34,805,680	$561,091	$123,984	$—	$—	$48,548,933

(1) Loan balances presented are gross of unearned loan fees of $932,468.

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
March 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(14,325)	—	(446,389)	(412,564)	(2,087)	(9,633)	—	—	(884,998)
Recoveries	1,940	—	5,004	81,491	8,850	—	—	—	97,285
Provision	(11,026)	327	608,023	10,412	45,363	51,966	—	39,935	745,000

Ending balance	$74,550	$17,054	$2,249,923	$2,160,109	$351,867	$218,354	$—	$39,935	$5,111,792

Ending balance—individually evaluated impairment	$8,641	$17,054	$1,306,594	$359,680	$285,119	$84,344	$—	$—	$2,061,432

Loans:
Ending balance (1)	$685,879	$3,433,686	$30,707,550	$183,854,884	$1,902,240	$1,916,680	$103,589	$—	$222,604,508

Ending balance—Loans individually evaluated for impairment	$8,641	$17,054	$11,883,876	$33,905,837	$629,091	$129,096	$—	$—	$46,573,595

(1)	Loan balances presented are gross of unearned loan fees of $767,473.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of March 31, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$159,388	$28,957	$5,801	$34,758	$5,801
Cash value	—	—	—	—	—
Residential real estate	15,113,891	4,412,810	8,521,631	12,934,441	1,615,450
Commercial real estate	36,890,592	16,439,050	18,484,057	34,923,107	1,346,900
Business assets	1,147,919	79,686	645,736	725,422	90,151
Vehicles	103,215	4,180	99,035	103,215	61,617
Other	—	—	—	—	—

	As of December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$44,634	$28,957	$11,060	$40,017	$11,060
Cash value	19,543	—	17,054	17,054	17,054
Residential real estate	15,758,053	6,419,011	6,582,096	13,001,107	1,645,625
Commercial real estate	40,127,425	22,047,391	12,758,289	34,805,680	1,075,729
Business assets	657,529	92,819	468,272	561,091	293,697
Vehicles	165,850	5,529	118,455	123,984	81,037
Other	—	—	—	—	—

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, by portfolio segment, is as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$37,388	$139	$36,861	$—
Cash value	8,527	—	17,054	—
Residential real estate	12,967,774	95,818	12,032,186	58,683
Commercial real estate	34,864,394	268,111	34,744,286	229,310
Business assets	643,257	14,467	639,742	316
Vehicles	113,600	—	137,245	566
Other	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized
Unsecured	$52,549	$860
Cash value	17,054	—
Residential real estate	12,590,802	353,218
Commercial real estate	35,194,208	1,314,075
Business assets	605,742	32,322
Vehicles	134,690	7,582
Other	—	—

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of March 31, 2013:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$516,127	$92,529	$—	$92,529	$35,254	$643,910
Cash value	2,993,009	187,778	—	187,778	—	3,180,787
Residential real estate	18,615,246	788,713	—	788,713	6,609,648	26,013,607
Commercial real estate	147,494,335	16,076,092	862,129	16,938,221	20,560,148	184,992,704
Business assets	2,309,021	—	—	—	268,833	2,577,854
Vehicles	1,526,702	128,425	—	128,425	146,613	1,801,740
Other	293,237	—	—	—	—	293,237

	$173,747,677	$17,273,537	$862,129	$18,135,666	$27,620,496	$219,503,839

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following are the delinquent amounts, by portfolio segment, as of December 31, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$802,020	$20,518	$—	$20,518	$—	$822,538
Cash value	3,373,835	19,393	—	19,393	—	3,393,228
Residential real estate	18,982,218	451,314	135,007	586,321	5,035,893	24,604,432
Commercial real estate	154,822,727	7,691,888	632,367	8,324,255	22,205,434	185,352,416
Business assets	1,555,326	387,218	—	387,218	679,309	2,621,853
Vehicles	1,533,528	145,902	—	145,902	7,078	1,686,508
Other	101,655	—	—	—	—	101,655

	$181,171,309	$8,716,233	$767,374	$9,483,607	$27,927,714	$218,582,630

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of March 31, 2013, three commercial real estate loans totaling $933,600 and four residential real estate loans totaling $169,673 were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of March 31, 2013 loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

The following table presents the Company’s loans by risk rating, before unearned loan fees, at March 31, 2013:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$514	$27,708	$—	$—	$—	$—	$—	$28,222
Grade 2 (Superior)	14,565	30,220	—	—	—	3,307	—	48,092
Grade 3 (Acceptable-Average)	569,900	2,852,608	11,297,049	110,952,539	1,480,551	1,437,697	192,246	128,782,590
Grade 4 - Fair (Watch)	—	64,439	530,508	9,439,182	—	15,091	100,991	10,150,211
Grade 5 (Special Mention)	—	—	850,388	14,533,976	358,288	156,300	—	15,898,952
Grade 6 (Substandard)	58,931	205,812	13,335,662	50,067,007	739,015	189,345	—	64,595,772
Grade 7 (Doubtful)	—	—	—	—	—	—	—	—
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$643,910	$3,180,787	$26,013,607	$184,992,704	$2,577,854	$1,801,740	$293,237	$219,503,839

The following table presents the Company’s loans by risk rating at December 31, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$900	$27,496	$—	$—	$—	$—	$—	$28,396
Grade 2 (Superior)	16,163	220,824	—	339,757	—	3,969	—	580,713
Grade 3 (Acceptable-Average)	678,806	3,061,567	9,685,196	111,762,353	1,758,313	1,295,909	—	128,242,144
Grade 4 - Fair (Watch)	—	66,287	980,562	5,477,217	—	18,387	—	6,542,453
Grade 5 (Special Mention)	—	—	860,863	16,236,103	288,068	175,254	—	17,560,288
Grade 6 (Substandard)	126,669	—	13,077,811	51,536,986	575,472	192,989	101,655	65,611,582
Grade 7 (Doubtful)	—	—	—	—	—	—	—	—
Grade 8 (Loss)	—	17,054	—	—	—	—	—	17,054

	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$218,582,630

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

The Company’s TDRs as of March 31, 2013 and December 31, 2012 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	March 31,	December 31,
	2013	2012
Performing TDRs	$17,100,590	$15,166,660
Non-performing TDRs	4,964,345	6,472,817

Total TDRs	$22,064,935	$21,639,477

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	7,973,509	38	7,973,547
Commercial real estate	9,116,865	4,964,307	14,081,172
Business assets	10,216	—	10,216
Vehicles	—	—	—
Other	—	—	—

Total TDRs	$17,100,590	$4,964,345	$22,064,935

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2012
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	6,276,108	1,533,958	7,810,066
Commercial real estate	8,880,336	4,938,859	13,819,195
Business assets	10,216	—	10,216
Vehicles	—	—	—
Other	—	—	—

Total TDRs	$15,166,660	$6,472,817	$21,639,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. The policy also considers payment history of the borrower, but is not dependent upon a specific number of payments.

The Company recorded $1,254,118 and $536,111 in specific reserves as of March 31, 2013 and December 31, 2012, respectively. The Company recognized no charge offs on TDR loans during the three months ended March 31, 2013 and $204,143 in charge offs on TDR loans for the year ended December 31, 2012.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of March 31, 2013 and December 31, 2012 are presented in the table below:

	March 31,	December 31,
	2013	2012
Lowered interest rate and/or payment amount	$8,254,895	$8,195,283
Interest only payment terms	3,430,453	3,434,438
Interest only & rate reduction	748,324	748,324
Waived interest and/or late fees	3,288,426	3,282,608
A&B note structure	1,808,191	1,429,139
Substitution of debtor	4,534,646	4,549,685

Total TDRs	$22,064,935	$21,639,477

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Unsecured	—	$—	—	$—
Cash value	—	—	—	—
Residential real estate	12	8,008,561	9	7,865,546
Commercial real estate	20	14,151,465	20	13,881,050
Business assets	1	10,903	1	10,896
Vehicles	—	—	—	—
Other	—	—	—	—

Total TDRs	33	$22,170,929	30	$21,757,492

There have been no loans modified as TDRs within the past three months for which there was a payment default within the three month period ended March 31, 2013. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2012.

NOTE 7. LOSSES PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
Net loss available to common shareholders	$(36,297)	$(812,657)

Weighted average common shares outstanding	10,292,069	9,868,856
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	66,553	104,842

Average number of common shares outstanding used to calculate diluted earnings per common share	10,358,622	9,973,698

Weighted average common shares outstanding are used in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, as there was a net loss available to common shareholders and inclusion of common stock equivalents would have been anti-dilutive.

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

At December 31, 2012, all outstanding options were fully vested and there were no options granted during the three month periods ended March 31, 2013 and 2012. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2013 and 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three months ended March 31, 2013:

	Three Months Ended
	March 31, 2013
		Weighted- Average Exercise	Weighted- Average Remaining Contractual
	Shares	Price	Term (Years)
Options outstanding beginning of period	106,656	$0.94
Options forfeited	—	—
Options exercised	—	—

Options outstanding end of period	106,656	$0.94	0.01

Outstanding exercisable end of period	106,656	$0.94	0.01

The option price for all options outstanding and exercisable at March 31, 2013 was $0.94.

Shares available for future stock options grants to employees and directors under existing plans were 633,600 at March 31, 2013. At March 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $262,527.

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

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	March 31, 2013
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$5,489,330	$—	$5,489,330	$—
Mortgage-backed securities GSE residential	35,267,188	—	35,267,188	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	41,121,956	—	40,756,518	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$41,171,956	$—	$40,756,518	$415,438

Nonrecurring fair value measurements:
Impaired loans	$24,586,071	$—	$—	$24,586,071	$(329,860)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$24,586,071	$—	$—	$24,586,071	$(329,860)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2013:

Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation		Unobservable		Range (Weighted Average)
		Techniques		Input

Impaired loans	$24,586,071	Appraisal of collateral	(1)	Liquidation expenses	(2)	0.0% to—8.0% (-6.89%)

				Discount for lack of marketability and age of appraisal		0.0% to -92.0% (3.39%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$2,005,760	$—	$2,005,760	$—
State, county and municipals	9,307,627	—	9,307,627	—
Mortgage-backed securities GSE residential	30,880,902	—	30,880,902	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	42,559,727	—	42,194,289	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$42,609,727	$—	$42,194,289	$415,438

Nonrecurring fair value measurements:
Impaired loans	$25,525,940	$—	$—	$25,525,940	$(1,848,164)
Foreclosed real estate	5,412,435	—	—	5,412,435	(802,157)

Total nonrecurring fair value measurements	$30,938,375	$—	$—	$30,938,375	$(2,650,321)

	March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$14,616,215	$—	$14,616,215	$—
Mortgage-backed securities GSE residential	30,345,535	—	30,345,535	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	45,327,188	—	44,961,750	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$45,377,188	$—	$44,961,750	$415,438

Nonrecurring fair value measurements:
Impaired loans	$24,769,502	$—	$—	$24,769,502	$(694,741)
Foreclosed real estate	—	—	—	—	—

Total nonrecurring fair value measurements	$24,769,502	$—	$—	$24,769,502	$(694,741)

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the three months ended March 31, 2013 and for the year ended December 31, 2012.

	March 31, 2013			December 31, 2012
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	—	—	—	(262,437)	—	(262,437)
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$365,438	$50,000	$415,438

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

The Company did not identify any liabilities that are required to be presented at fair value as of March 31, 2013 and as of December 31, 2012.

The carrying amounts and fair values for other financial instruments that are not measured at fair value on a recurring basis at March 31, 2013, December 31, 2012, and March 31, 2012 are as follows:

	March 31, 2013
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$809,606	$809,606	$—	$—	$809,606
Federal funds sold	295,000	295,000	—	—	295,000
Restricted equity securities	608,700	—	608,700	—	608,700
Loans, net	213,456,199	—	—	214,262,065	214,262,065
Financial liabilities:
Deposits	278,795,322	—	276,522,996	—	276,522,996
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,500,161	—	5,500,161
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	December 31, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$727,124	$727,124	$—	$—	$727,124
Federal funds sold	6,340,000	6,340,000	—	—	6,340,000
Restricted equity securities	691,900	—	691,900	—	691,900
Loans, net	212,260,549	—	—	212,704,841	212,704,841
Financial liabilities:
Deposits	281,341,333	—	283,707,789	—	283,707,789
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,495,163	—	5,495,163
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	March 31, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$698,809	$698,809	$—	$—	$698,809
Restricted equity securities	792,900	—	792,900	—	792,900
Loans, net	216,725,243	—	—	217,474,261	217,474,261
Financial liabilities:
Deposits	277,929,589	—	275,759,685	—	275,759,685
Federal funds purchased	1,445,000	1,445,000	—	—	1,445,000
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,499,878	—	5,499,878
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvement.” It makes conforming amendments related to fair value measurement within the ASC as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 11. STOCK OFFERING

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company offered a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. The offering closed in 2012, and 448,000 shares for $1,120,000 were sold.

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

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2013, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 3, 2013 and July 19, 2013.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At March 31, 2013, the Company had credit availability with FHLB of $6.5 million.

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

EXECUTIVE SUMMARY

As of March 31, 2013, we reported total assets of $300.1 million, a decrease of approximately $0.6 million, or 0.20%, from December 31, 2012. The decrease in total assets included a decrease in federal funds sold of $6 million and securities of $1.4 million. The decrease was offset by increases in cash and due from banks of $5.1 million, net loans of $1.2 million, and other assets of $0.7 million. For the three months ended March 31, 2013, we had net loss of $36 thousand as compared to a net loss of $812.7 thousand for the three months ended March 31, 2012.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2013, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2012 and for the three months ended March 31, 2013.

FINANCIAL CONDITION

Total assets decreased during the first three months of 2013 by $0.6 million from $300.7 million to $300.1 million, or 0.2%. Securities available for sale decreased approximately $1.4 million and federal funds sold decreased $6 million. Total loans, net of unearned income increased approximately $848 thousand. There was approximately $472 thousand in loans charged off during the first three months of 2013. The loan to deposit ratio at March 31, 2013 was 78.4% compared to 77.4% at December 31, 2012.

Total deposits decreased approximately $2.5 million, or 0.9%, when comparing March 31, 2013 to December 31, 2012. This decrease is attributed to a $766 thousand increase in interest bearing demand deposits, money market accounts and time deposits offset by a decrease of $3.3 million in non-interest bearing demand deposits. Time deposits of $100,000 or more decreased by $5.2 million during the first three months of 2013 to $132.6 million, while other time deposits increased during the first three months by $5.75 million, to $80 million. Noninterest-bearing demand deposits accounted for 10.7% and 11.8% of total deposits at March 31, 2013 and December 31, 2012, respectively. Brokered certificates of deposits decreased $0.9 million to $5.3 million as of March 31, 2013.

Stockholders’ equity decreased by $213 thousand for the three months ended March 31, 2013. This decrease consisted of net loss of $36 thousand and net decreases in accumulated other comprehensive income of $177 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $41.2 million at March 31, 2013, compared to $42.6 million at December 31, 2012. Activity in our securities portfolio during the quarter included the purchases of $14.7 million in mortgage-backed securities, which were offset by the sales and calls of $3.8 million in state, county and municipal bonds, sales of $8.9 million in mortgage-backed securities, sales of $2 million in U.S. Government sponsored enterprises, and the paydowns of $1.2 million in mortgage-backed securities. Gains on the sales of securities available for sale for the three months ended March 31, 2013 were $71 thousand. At March 31, 2013, the securities portfolio had unrealized net gains of approximately $255 thousand.

The following table shows the carrying value of the securities available for sale at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	$2,006
State, county and municipals	5,489	9,308
Mortgage-backed securities GSE residential	35,268	30,881
Trust preferred securities	365	365
Equity securities	50	50

Total securities	$41,172	$42,610

LOANS

Total loans, net of unearned income increased approximately $848 thousand, or 0.39%, at March 31, 2013. The primary driver of this increase was the extension of additional residential real estate loans, which increased by $1.4 million this quarter.

At March 31, 2013, the Company had loan concentrations in real estate totaling $211 million or 96% of total loans. Loans secured by the cash value of deposits or investments totaled $3.2 million or 1.4% of total loans. The remaining $5.3 million or 2.6% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Unsecured	$644	$823
Cash value	3,181	3,393
Residential real estate	26,014	24,604
Commercial real estate	184,993	185,352
Business assets	2,578	2,622
Vehicles	1,801	1,687
Other	293	102

Total Loans	$219,504	$218,583

ASSET QUALITY

At March 31, 2013, the loan portfolio was 73.2% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$104,290	16.20%	$77,502	9.42%
Cash Value	11,732	0.37%	17,054	0.50%
Residential real estate	2,278,715	8.76%	2,328,224	9.46%
Commercial real estate	1,951,106	1.05%	2,259,106	1.22%
Business assets	415,570	16.12%	477,511	18.21%
Vehicles	280,776	15.58%	230,216	13.65%
Other	—	0.00%	—	0.00%
Unallocated	—	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,042,189	2.30%	$5,389,613	2.48%

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

As of December 31, 2012, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate increased by $794 thousand when comparing March 31, 2013 to December 31, 2012. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of March 31, 2013, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of March 31, 2013 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three month period ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Average amount of loans outstanding	$221,125	$221,680

Balance of allowance for loan losses at beginning of period	$5,390	$5,155

Loans charged off
Commercial	(203)	(11)
Real estate	(158)	(859)
Installment	(111)	(15)

	(472)	(885)

Loans recovered
Commercial	11	9
Real estate	13	86
Installment	—	2

	24	97

Net charge-offs	(448)	(788)

Additions to allowance charged to operating expense during period	100	745

Balance of allowance for loan losses at end of period	$5,042	$5,112

Ratio of net loans charged-off during the period to average loans outstanding	0.20%	0.36%

As of March 31, 2013, the Company had approximately $48.7 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. As of December 31, 2012, the Company had $48.5 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. Impaired loans represented 22.20% and 22.21% of the portfolio as of March 31, 2013 and December 31, 2012, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $27.6 million and $27.9 million of nonaccrual loans as of March 31, 2013 and December 31, 2012, respectively.

We have noted an overall increase in the amount of loans evaluated for impairment since December 31, 2012. The $172 thousand increase in impaired loans from December 31, 2012 to March 31, 2013 was due to an increase in impaired business loans of $164 thousand and an increase in impaired commercial real estate loans of $118 thousand, offset partially by a decline in impaired residential real estate loans of $67 thousand. The decline in the amount of impaired residential real estate loans is attributable to amounts charged off during the quarter. The changes are the result of continued declines in real estate valuation and management’s continued monitoring and identification of impaired loans. The overall level of impaired loans approximates the levels as of December 31, 2012 and 2011, and impaired loans have declined $1.7 million since December 31, 2010. The rate of loans migrating from performing status to non performing status appears to have decreased.

The remaining portfolio of loans not considered impaired as of March 31, 2013 was $170.8 million, and the allowance for loan losses associated with these loans was $1.9 million or 1.1% of the unimpaired principal balance. As of December 31, 2012, loans not considered impaired were $170 million and the associated allowance was $2.3 million or 1.3% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $3.1 million in 2011, $1.7 million in 2012, and $472 thousand as of March 31, 2013. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of March 31, 2013, $211 million of our $219.5 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $47.9 million at March 31, 2013, representing a decrease of $328 thousand (0.7%) from December 31, 2012. This decrease is attributable to a decrease of $307 thousand in nonaccruing loans, an increase of $95 thousand in past dues over 90 days still accruing, and a decrease of $117 thousand in foreclosed real estate. Total nonperforming assets were 21.8% of total loans at March 31, 2013, compared to 22.1% at December 31, 2012. Nonperforming assets represented 15.9% of total assets at March 31, 2013, compared to 16.0% of total assets at December 31, 2012. Nonaccrual loans represented 12.6% of total loans outstanding at March 31, 2013, compared to 12.83% of total loans outstanding at December 31, 2012. There were no related party loans which were considered to be nonperforming at March 31, 2013.

The following summarizes nonperforming assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Total nonaccruing loans	$27,620	$27,927
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	862	767
Other real estate owned	19,370	19,487
Repossessed assets	—	—

Total nonperforming assets	$47,852	$48,181

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2013 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits increased approximately $2.1 million when comparing the three months ended March 31, 2013 to the same period in 2012. This increase is mostly attributed to the increase in the average balance on time deposits. Average time deposits increased $2.2 million to $213.7 million for the three months ended March 31, 2013, compared to $211.5 million for the three months ended March 31, 2012. The increase in average time deposits is attributed to our efforts to attract and retain this source of funding.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$31,293	0.00%	$30,217	0.00%
Interest bearing demand and savings deposits	35,686	0.35%	36,887	0.71%
Time deposits	213,704	1.49%	211,502	2.07%

Total	$280,683	1.33%	$278,606	1.87%

Time deposits greater than $100,000 totaled $132.6 million at March 31, 2013, compared to $137.9 million at December 31, 2012. Our overall change in time deposits between December 31, 2012 and March 31, 2013 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2013, our capital to asset ratios were considered under capitalized based on guidelines established by regulatory authorities. At March 31, 2013, stockholders’ equity was $8.2 million versus $8.4 million at December 31, 2012. This decrease is attributed to a net loss of $36 thousand and net decreases in accumulated other comprehensive income of $177 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2013, the Bank’s capital ratios were considered under capitalized and the consolidated capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2013 and December 31, 2012 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2013
Total Capital to Risk Weighted
Assets:
Consolidated	$14,484	5.61%	$20,643	8.00%	N/A	N/A
Bank	$15,878	6.16%	$20,625	8.00%	$25,782	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$11,239	4.36%	$10,321	4.00%	N/A	N/A
Bank	$12,633	4.90%	$10,313	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$11,239	3.71%	$12,126	4.00%	N/A	N/A
Bank	$12,633	4.17%	$12,118	4.00%	$24,235	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income decreased by $205 thousand for the three months ended March 31, 2013 with $2.2 million compared to $2.4 million for the same period in 2012. The decrease in net interest income for the three months ended March 31, 2013 is primarily attributable to the decrease in net yield on average interest-earning assets. The rate paid on interest-bearing liabilities decreased from 1.9% to 1.4%, or 50 basis points, when comparing the three months ended March 31, 2012 to March 31, 2013. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2013 and 2012.

The yield on interest-earning assets decreased to 5.2% from 5.9% when comparing the three months March 31, 2013 to the three months ended March 31, 2012. The yield on average loans decreased 70 basis points to 6.0% for the three months ended March 31, 2013, as compared to 6.7% for the same period in 2012. The yield on average securities decreased 50 basis points to 1.9% for the three months ended March 31, 2013 as compared to 2.4% for the three months ended March 31, 2012. Average loans represented 81.3% and 81.3% of total interest-earning assets for the three months ended March 31, 2013 and 2012, respectively.

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

The net interest margin was 3.7% for the three months ended March 31, 2013, as compared to 3.9% for the three months ended March 31, 2012. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$191,355	$2,831	59.5	$198,345	$3,302	6.70%
Securities (4)	42,120	195	1.86	42,699	259	2.44%
Interest-bearing deposits in other financial institutions	841	—	0.00	638	—	0.00%
Federal funds sold	1,125	1	0.36	2,316	1	0.17%

Total interest-earning assets	235,441	3,027	5.17	243,998	3,562	5.87%

Non-interest earning assets:
Cash and due from banks	13,397			7,526
Unrealized gains (losses) on securities available for sale	(92)			149
Allowance for loan losses	(5,562)			(4,914)
Other assets	59,750			52,517

Total Assets	$302,934			$299,276

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,686	31	0.35	$36,887	65	0.71%
Time deposits	213,704	794	1.49	211,502	1,088	2.07%

Total deposits	249,390	825	1.33	248,389	1,153	1.87%
Other short-term borrowings	5,775	9	0.63	5,879	9	0.62%
Long-term debt	3,403	34	4.02	3,403	36	4.25%

Total interest-bearing liabilities	258,568	868	1.35	257,671	1,198	1.87%

Non-interest bearing demand	31,293			30,217
Other liabilities	3,738			2,742
Stockholders’ equity (3)	9,335			8,646

Total Liabilities and Stockholders’ Equity	$302,934			$299,276

Net interest income/net interest spread		$2,159	3.81		$2,364	4.00%

Net yield on earning assets			3.67			3.90%

(1)	Average loans exclude average nonaccrual loans of $29.8 million and $23.0 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $161 thousand and $264 thousand of loan fee income for the three months ended March 31, 2013 and 2012.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which includes nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three months ended March 31, 2013 compared to March 31, 2012.

	Three Months Ended March 31, 2013 Compared to 2012 Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	(47)	(425)	(472)
Interest on securities	(12)	(51)	(63)
Interest on interest-bearing deposits in other financial institutions	—	—	—
Interest on federal funds sold	—	—	—

Total interest income	(59)	(476)	(535)

Interest on interest-bearing demand and savings deposits	(11)	(23)	(34)
Interest on time deposits	(64)	(230)	(294)
Interest on short-term borrowings	—	—	—
Interest on long-term debt	—	(2)	(2)

Total interest expense	(75)	(255)	(330)

Net interest income	16	(221)	(205)

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

A provision of $100 thousand was made for the three months ended March 31, 2013 as compared to a provision of $745 thousand made for the three months ended March 31, 2012. The allowance for loan loss as a percentage of total loans was 2.30%, 2.48% and 2.39% at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Net charge-offs as a percentage of average outstanding loans were 0.20% for the three months ended March 31, 2013 and 0.36% for the three months ended March 31, 2012. Net loan charge-offs decreased $340 thousand to $448 thousand for the three months ended March 31, 2013 when compared to $788 thousand for the three months ended March 31, 2012.

Other Income

Other income increased by approximately $78 thousand for the three months ended March 31, 2013 with $698 thousand compared to $620 thousand for the same period in 2012. The most significant component of other income is service charges on deposit accounts which accounts for 51.6% and 55.2% of total other income for the three months ended March 31, 2013 and 2012, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase for the three month period is due primarily to the increase of $42 thousand in rental income and $67 thousand in other operating income when compared to the same period in 2012. The increase in other income for the three month period ended March 31, 2013 was offset by a decrease in gains on sales of securities available for sale of approximately $45 thousand when comparing to the same period in 2012.

Other Expenses

Other expenses decreased by $258 thousand for the three months ended March 31, 2013 with $2.7 million compared to $3.0 million for the same period in 2012. The decrease for the three month period consists of a loss on sales of foreclosed assets of $83 thousand, other operating expenses decrease of $248 thousand and increase in occupancy and equipment expenses of $24 thousand. The decrease in other operating expenses for the three months ended March 31, 2013 as compared to the same period in 2012 also includes a decrease in other real estate expenses and writedowns of $113 thousand. Since March 31, 2012, foreclosed real estate has decreased approximately $117 thousand. Most of the properties in foreclosed real estate were foreclosed prior to March 31, 2012, and the Company has experienced few sales of these foreclosed properties. At March 31, 2013, the number of full-time equivalent employees was 82 compared to 80 at March 31, 2012.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three months ended March 31, 2013 was $662, compared to the three months ended March 31, 2012 with a net loss of $892.

Income Tax Benefits

As of March 31, 2013, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended March 31, 2013 and 2012.

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

At March 31, 2013, the Bank’s liquidity ratio of 14.89% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of March 31, 2013, the Company had a total credit availability with FHLB of $6.5 million with $5.5 million in outstanding advances. It also had an available repurchase line with a correspondent bank of $10 million and borrowing capacity through the Federal Reserve Discount Window of $2.2 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2013 are as follows:

March 31, 2013
(Dollars in thousands)
Commitments to extend credit	$1,829
Financial standby letters of credit	847
Other standby letters of credit	100

$2,776

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

During the quarter ended March 31, 2013, the Company responded to identified material weaknesses and implemented the internal control changes which were presented in Item 9A of our Form 10-K, which was filed on April 17, 2013.

There have been no other changes in the Company’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—Other Information

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on April 17, 2013) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2012, the Company began accepting the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The Company offered a maximum of 1,000,000 shares of its common stock at a price of $2.50 per share. The offering closed in 2012, and 448,000 shares were sold for $1,120,000.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

CAPITOL CITY BANCSHARES, INC.

Date: May 14, 2013	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: May 14, 2013	/s/ Tatina Brooks
Tatina Brooks
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)