Form 10-Q/A
period 2013-03-31
CAPITOL CITY BANCSHARES INC
filed 2013-07-17
CIK 1070295

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2013; 10,292,069; $1.00 par value common shares.

EXPLANATORY NOTE

This amendment to the Form 10-Q of Capitol City Bancshares, Inc. amends and restates the Company’s Form 10-Q for the quarter ended March 31, 2013 that was originally filed with the Securities and Exchange Commission on May 14, 2013.

This amendment is filed to reflect an adjustment to the Company’s books based upon management’s continuing investigation of the previously disclosed employee fraud loss. After further consideration regarding receivables for an insurance claim on employee fraud loss, it was determined the amount included as a receivable for $833,000 should be written off and recorded as an expense, until the validity and amount of the receivable is confirmed by our insurance carrier. Developments in the ongoing investigation and review of insurance policies during the second quarter resulted in our decision to no longer recognize a receivable for the amount of loss at this time. Management continues to believe based on existing facts and circumstances that these amounts will be collected, however, the future timing of such collection is not currently known. Due to this determination, the Company has amended its quarterly information filed with regulatory authorities. Accordingly, the Company has made appropriate revisions in Items 1 and 2 of Part I to reflect this development.

Management has reevaluated its conclusion on the effectiveness of the Company’s disclosure controls and procedures in light of this amendment and restatement and has concluded that the disclosure controls and procedures are effective. Reevaluation noted that the cause for this restatement is the discovery of information during an ongoing investigation, not a lapse in control. The established disclosure controls and procedures facilitated the timely identification, evaluation and reporting necessary to ensure the Company’s financial statements and related disclosures are reliable.

This amendment also includes an additional subsequent event disclosure reflecting material additional provisions for loan losses and charge offs that will be required as of June 30, 2013. Please see Note 14. Subsequent Events, on page 30 for a complete discussion.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2013 (unaudited and restated) and December 31, 2012

	March 31, 2013*	December 31,
	(unaudited)	2012
Assets
Cash and due from banks	$12,937,832	$7,807,478
Interest-bearing deposits at other financial institutions	809,606	727,124
Federal funds sold	295,000	6,340,000
Securities available for sale	41,171,956	42,609,727
Restricted equity securities, at cost	608,700	691,900
Loans, net of unearned income	218,498,388	217,650,162
Less allowance for loan losses	5,042,189	5,389,613

Loans, net	213,456,199	212,260,549

Premises and equipment, net	8,907,525	8,962,223
Foreclosed real estate	19,370,266	19,487,185
Other assets*	1,673,506	1,776,673

Total assets*	$299,230,590	$300,662,859

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$29,804,386	$33,116,883
Interest-bearing	248,990,936	248,224,450

Total deposits	278,795,322	281,341,333
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	3,886,492	1,726,692

Total liabilities	291,860,064	292,246,275

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.00; 80,000,000 shares authorized; 10,292,069 shares issued and outstanding	10,292,069	10,292,069
Surplus	801,398	801,398
Retained deficit*	(6,105,762)	(5,236,465)
Accumulated other comprehensive loss	(224,979)	(48,218)

Total stockholders’ equity*	7,370,526	8,416,584

Total liabilities and stockholders’ equity*	$299,230,590	$300,662,859

* – See Note 13 for discussion on the restated items.

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2013 and 2012 (unaudited and restated)

	Three Months Ended March 31,
	2013*	2012
Interest income:
Loans, including fees	$2,830,522	$3,302,339
Deposits in banks	411	130
Securities	195,798	258,697
Federal funds sold	1,385	649

Total interest income	3,028,116	3,561,815

Interest expense:
Deposits	824,949	1,152,434
Other borrowings	43,788	45,149

Total interest expense	868,737	1,197,583

Net interest income	2,159,379	2,364,232
Provision for loan losses	100,000	745,000

Net interest income after provision for loan losses	2,059,379	1,619,232

Other income:
Service charges on deposit accounts	360,135	342,607
Other fees and commissions	23,690	27,541
Gain on sales of available for sale securities	70,988	115,694
Rental Income	115,399	72,958
Other operating income	128,165	61,523

Total other income	698,377	620,323

Other expenses:
Salaries and employee benefits	935,969	940,370
Occupancy and equipment expenses, net	296,520	272,341
Loss on sales of foreclosed real estate	82,924	—
Foreclosed real estate expenses and writedowns	170,806	284,154
Other operating expenses*	2,090,834	1,505,347

Total other expenses*	3,577,053	3,002,212

Income (loss) before income tax benefits*	(819,297)	(762,657)
Income tax benefits	—	—

Net income (loss)*	(819,297)	(762,657)

Preferred stock dividends	(50,000)	(50,000)

Net loss available available to common shareholders*	(869,297)	(812,657)
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	(105,773)	365,537
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(70,988)	(115,694)

Comprehensive loss*	$(1,046,058)	$(562,814)

Basic losses per common share*	$(0.08)	$(0.08)

Diluted losses per common share*	$(0.08)	$(0.08)

* – See Note 13 for discussion on the restated items.

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of

Cash Flows For The Three Months Ended

March 31, 2013 and 2012

(Unaudited and restated)

	Three Months Ended March 31,
	2013*	2012
OPERATING ACTIVITIES
Net income (loss)*	$(819,297)	$(762,657)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	232,240	241,340
Provision for loan losses	100,000	745,000
Net gain on sale of securities available for sale	(70,988)	(115,694)
Other-than-temporary impairment of securities	—	262,437
Loss on sale of foreclosed assets	82,924	—
Writedowns of foreclosed real estate	—	98,500
Increase in dividends payable on preferred stock	(50,000)	(50,000)
Net other operating activities*	2,262,967	175,342

Net cash provided by operating activities	1,737,846	594,268

INVESTING ACTIVITIES
Purchases of securities available for sale	(14,671,953)	(7,992,359)
Proceeds from sales of securities available for sale	14,539,044	3,888,865
Proceeds from maturities and paydowns of securities available for sale	1,354,232	1,275,248
Proceeds from sales of restricted equity securities	83,200	—
Net (increase) decrease in interest-bearing deposits at other financial institutions	(82,482)	35,212
Net decrease in federal funds sold	6,045,000	595,000
Net increase in loans	(1,311,300)	(1,644,645)
Capitalized costs on foreclosed real estate	(184,431)	—
Proceeds from sale of foreclosed real estate	234,076	—
Payments for construction in process	—	(112,136)
Purchase of premises and equipment	(66,867)	(37,973)

Net cash provided by (used in) investing activities	5,938,519	(3,992,788)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,546,011)	1,030,807
Net increase in federal funds purchased	—	1,445,000
Proceeds from issuance of common stock	—	530,000
Proceeds from exercise of stock options	—	10,001

Net cash provided by (used in) financing activities	(2,546,011)	3,015,808

Net increase (decrease) in cash and due from banks	5,130,354	(382,712)
Cash and due from banks at beginning of year	7,807,478	7,029,604

Cash and due from banks, end of period	$12,937,832	$6,646,892

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$870,731	$1,214,518
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$15,650	$—
Financed sales of foreclosed real estate	$—	$994,792

* – See Note 13 for discussion on the restated items.

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

Management has evaluated all significant events and transactions that occurred after March 31, 2013, but prior to July 12, 2013, the date these condensed consolidated financial statements were reissued, for potential recognition or disclosure in these condensed consolidated financial statements. Refer to Note 14 for disclosure of identified subsequent events.

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

The Bank has not achieved the required capital levels mandated by the Order. To date the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2012 and the first three months of 2013. The Bank’s continuing level of problem loans as of the quarter ended March 31, 2013 and the Bank’s capital levels being in the “significantly under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2013 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department that may include seizure.

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

During the first quarter of 2013 the Company discovered a material misappropriation of cash due to suspected collusion of employees. Management continues to work diligently with the appropriate authorities in this matter and believes this misappropriation is fully covered, less appropriate deductibles, by its insurance policies. However, the Company’s March 31, 2013 condensed consolidated financial statements include an other operating expense of $933 thousand, which is equal to the full amount of the employee fraud.

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

	Three Months Ended
	March 31,
	2013	2012
Net loss available to common shareholders	$(869,297)	$(812,657)

Weighted average common shares outstanding	10,292,069	9,868,856
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	66,553	104,842

Average number of common shares outstanding used to calculate diluted earnings per common share	10,358,622	9,973,698

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

NOTE 13. RESTATEMENT OF FINANCIAL STATEMENTS

During the second quarter of 2013, the Company made an adjustment to its books based upon management’s continued investigation regarding the employee fraud loss. During the continued evaluation of the established receivable for an insurance claim on employee fraud loss, it was determined the amount included as a receivable for $833,000 should be written off and recorded as an expense until such time as our insurance company confirms the validity and amount of the loss reimbursement.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following financial statements for the quarter ended March 31, 2013 are shown below, including the effect of the adjustments between the original financial statements and the restated financial statements.

Consolidated Balance Sheet

	March 31, 2013		Effect of Change
	Original (unaudited)	Restated (unaudited)
Assets
Cash and due from banks	$12,937,832	$12,937,832	$—
Interest-bearing deposits at other financial institutions	809,606	809,606	—
Federal funds sold	295,000	295,000	—
Securities available for sale	41,171,956	41,171,956	—
Restricted equity securities, at cost	608,700	608,700	—
Loans, net of unearned income	218,498,388	218,498,388	—
Less allowance for loan losses	5,042,189	5,042,189	—

Loans, net	213,456,199	213,456,199	—

Premises and equipment, net	8,907,525	8,907,525	—
Foreclosed real estate	19,370,266	19,370,266	—
Other assets	2,506,506	1,673,506	(833,000)

Total assets	$300,063,590	$299,230,590	$(833,000)

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$29,804,386	$29,804,386	$—
Interest-bearing	248,990,936	248,990,936	—

Total deposits	278,795,322	278,795,322	—
Note payable	275,250	275,250	—
Federal Home Loan Bank advances	5,500,000	5,500,000	—
Company guaranteed trust preferred securities	3,403,000	3,403,000	—
Other liabilities	3,886,492	3,886,492	—

Total liabilities	291,860,064	291,860,064	—

Stockholders' equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000	—
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800	—
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000	—
Common stock, par value $1.00; 80,000,000 shares authorized; 10,292,069 shares issued and outstanding	10,292,069	10,292,069	—
Surplus	801,398	801,398	—
Retained deficit	(5,272,762)	(6,105,762)	(833,000)
Accumulated other comprehensive loss	(224,979)	(224,979)	—

Total stockholders’ equity	8,203,526	7,370,526	(833,000)

Total liabilities and stockholders’ equity	$300,063,590	$299,230,590	$(833,000)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Statement of Operations and Comprehensive Income

	Three Months Ended March 31, 2013		Effect of Change
	Original (unaudited)	Restated (unaudited)
Interest income:
Loans, including fees	$2,830,522	$2,830,522	$—
Deposits in banks	411	411	—
Securities	195,798	195,798	—
Federal funds sold	1,385	1,385	—

Total interest income	3,028,116	3,028,116	—

Interest expense:
Deposits	824,949	824,949	—
Other borrowings	43,788	43,788	—

Total interest expense	868,737	868,737	—

Net interest income	2,159,379	2,159,379	—
Provision for loan losses	100,000	100,000	—

Net interest income after provision for loan losses	2,059,379	2,059,379	—

Other income:
Service charges on deposit accounts	360,135	360,135	—
Other fees and commissions	23,690	23,690	—
Gain on sales of available for sale securities	70,988	70,988	—
Rental Income	115,399	115,399	—
Other operating income	128,165	128,165	—

Total other income	698,377	698,377	—

Other expenses:
Salaries and employee benefits	935,969	935,969	—
Occupancy and equipment expenses, net	296,520	296,520	—
Loss on sales of foreclosed real estate	82,924	82,924	—
Foreclosed real estate expenses and writedowns	170,806	170,806	—
Other operating expenses	1,257,834	2,090,834	833,000

Total other expenses	2,744,053	3,577,053	833,000

Income (loss) before income tax benefits	13,703	(819,297)	(833,000)
Income tax benefits	—	—	—

Net income (loss)	13,703	(819,297)	(833,000)

Preferred stock dividends	(50,000)	(50,000)	—

Net loss available to common shareholders	(36,297)	(869,297)	(833,000)

Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	(105,773)	(105,773)	—
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(70,988)	(70,988)	—

Comprehensive loss	$(213,058)	$(1,046,058)	$(833,000)

Basic losses per common share	$(0.00)	$(0.08)	$(0.08)

Diluted losses per common share	$(0.00)	$(0.08)	$(0.08)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2013
	Original (unaudited)	Restated (unaudited)	Effect of Change
OPERATING ACTIVITIES
Net income (loss)	$13,703	$(819,297)	$(833,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	232,240	232,240	—
Provision for loan losses	100,000	100,000	—
Net gain on sale of securities available for sale	(70,988)	(70,988)	—
Other-than-temporary impairment of securities	—	—	—
Loss on sale of foreclosed assets	82,924	82,924	—
Writedowns of foreclosed real estate	—	—	—
Increase in dividends payable on preferred stock	(50,000)	(50,000)	—
Net other operating activities	1,429,967	2,262,967	833,000

Net cash provided by operating activities	1,737,846	1,737,846	—

INVESTING ACTIVITIES
Purchases of securities available for sale	(14,671,953)	(14,671,953)	—
Proceeds from sales of securities available for sale	14,539,044	14,539,044	—
Proceeds from maturities and paydowns of securities available for sale	1,354,232	1,354,232	—
Proceeds from sales of restricted equity securities	83,200	83,200	—
Net increase in interest-bearing deposits at other financial institutions	(82,482)	(82,482)	—
Net decrease in federal funds sold	6,045,000	6,045,000	—
Net increase in loans	(1,311,300)	(1,311,300)	—
Capitalized costs on foreclosed real estate	(184,431)	(184,431)	—
Proceeds from sale of foreclosed real estate	234,076	234,076	—
Payments for construction in process	—	—	—
Purchase of premises and equipment	(66,867)	(66,867)	—

Net cash provided by investing activities	5,938,519	5,938,519	—

FINANCING ACTIVITIES
Net decrease in deposits	(2,546,011)	(2,546,011)	—
Net increase (decrease) in federal funds purchased	—	—	—
Proceeds from issuance of common stock	—	—	—
Proceeds from exercise of stock options	—	—	—

Net cash used in financing activities	(2,546,011)	(2,546,011)	—

Net increase in cash and due from banks	5,130,354	5,130,354	—
Cash and due from banks at beginning of year	7,807,478	7,807,478	—

Cash and due from banks, end of period	$12,937,832	$12,937,832	—

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$870,731	$870,731	$—

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$15,650	$15,650	$—
Financed sales of foreclosed real estate	$—	$—	$—

NOTE 14. SUBSEQUENT EVENTS

As part of management’s continual evaluation of problem assets and the adequacy of the allowance for loan losses, the determination was made that a material additional provision for loan losses is required as of June 30, 2013. Management’s evaluation of four relationships, which have previously been identified as impaired, based on updated information related to the financial capabilities of the borrowers and the underlying collateral for these relationships resulted in charge-offs totaling approximately $1,400,000. Charge-offs were also taken during the second quarter related to other smaller relationships totaling approximately $300,000. Incorporation of these charge-offs into management’s evaluation of the adequacy of the allowance for loan losses as of June 30, 2013 resulted in additional provision of $2,150,000 during the quarter then ended. This additional provision will further erode the Company’s capital position, which is already considered significantly under capitalized. Management’s determinations were based upon updated information and circumstances which are not deemed to have existed in a previous reporting period. As such, reflection of these amounts will be included in the financial statements presented for the period ended June 30, 2013.

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

EXECUTIVE SUMMARY

As of March 31, 2013, we reported total assets of $299.2 million, a decrease of approximately $1.4 million, or 0.48%, from December 31, 2012. The decrease in total assets included a decrease in federal funds sold of $6 million and securities of $1.4 million. The decrease was offset by increases in cash and due from banks of $5.1 million and net loans of $1.2 million. For the three months ended March 31, 2013, we had net loss of $869.3 thousand as compared to a net loss of $812.7 thousand for the three months ended March 31, 2012.

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

FINANCIAL CONDITION

Total assets decreased during the first three months of 2013 by $1.4 million from $300.7 million to $299.2 million, or 0.48%. Securities available for sale decreased approximately $1.4 million and federal funds sold decreased $6 million. Total loans, net of unearned income increased approximately $848 thousand. There was approximately $472 thousand in loans charged off during the first three months of 2013. The loan to deposit ratio at March 31, 2013 was 78.4% compared to 77.4% at December 31, 2012.

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

Stockholders’ equity decreased by $1.05 million for the three months ended March 31, 2013. This decrease consisted of net loss of $869 thousand and net decreases in accumulated other comprehensive income of $177 thousand.

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

ASSET QUALITY

At March 31, 2013, the loan portfolio was 73.4% of total assets. Management considers asset quality to be of primary importance.

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

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $47.9 million at March 31, 2013, representing a decrease of $328 thousand (0.7%) from December 31, 2012. This decrease is attributable to a decrease of $307 thousand in nonaccruing loans, an increase of $95 thousand in past dues over 90 days still accruing, and a decrease of $117 thousand in foreclosed real estate. Total nonperforming assets were 21.8% of total loans at March 31, 2013, compared to 22.1% at December 31, 2012. Nonperforming assets represented 16.0% of total assets at March 31, 2013, compared to 16.0% of total assets at December 31, 2012. Nonaccrual loans represented 12.6% of total loans outstanding at March 31, 2013, compared to 12.83% of total loans outstanding at December 31, 2012. There were no related party loans which were considered to be nonperforming at March 31, 2013.

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

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2013, our capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At March 31, 2013, stockholders’ equity was $7.4 million versus $8.4 million at December 31, 2012. This decrease is attributed to a net loss of $869 thousand and net decreases in accumulated other comprehensive income of $177 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2013, the Bank’s capital ratios and the consolidated capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2013 and December 31, 2012 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2013
Total Capital to Risk Weighted
Assets:
Consolidated	$13,640	5.30%	$20,576	8.00%	N/A	N/A
Bank	$15,035	5.85%	$20,558	8.00%	$25,697	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$10,406	4.05%	$10,288	4.00%	N/A	N/A
Bank	$11,800	4.59%	$10,279	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$10,406	3.43%	$12,126	4.00%	N/A	N/A
Bank	$11,800	3.90%	$12,117	4.00%	$24,235	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Other Expenses

Other expenses increased by $575 thousand for the three months ended March 31, 2013 with $3.6 million compared to $3.0 million for the same period in 2012. The increase for the three month period consists of a loss on sales of foreclosed assets of $83 thousand, other operating expenses increase of $585 thousand and increase in occupancy and equipment expenses of $24 thousand. The $585 thousand increase in other operating expenses was primarily the result of an employee fraud loss of $933 thousand. The increase in other operating expenses for the three months ended March 31, 2013 as compared to the same period in 2012 also included a decrease in other real estate expenses and writedowns of $113 thousand. Since March 31, 2012, foreclosed real estate has decreased approximately $117 thousand. Most of the properties in foreclosed real estate were foreclosed prior to March 31, 2012, and the Company has experienced few sales of these foreclosed properties. At March 31, 2013, the number of full-time equivalent employees was 82 compared to 80 at March 31, 2012.

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

CAPITOL CITY BANCSHARES, INC.

Date: July 17, 2013	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: July 17, 2013	/s/ Tatina Butler
Tatina Butler
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)