Form 10-Q
period 2013-06-30
CAPITOL CITY BANCSHARES INC
filed 2013-08-14
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2013; 10,292,069; $1.00 par value common shares.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2013 (unaudited) and December 31, 2012

	June 30, 2013	December 31,
	(unaudited)	2012
Assets
Cash and due from banks	$12,480,904	$7,807,478
Interest-bearing deposits at other financial institutions	558,269	727,124
Federal funds sold	305,000	6,340,000
Securities available for sale	38,712,965	42,609,727
Restricted equity securities, at cost	608,700	691,900
Loans, net of unearned income	213,809,176	217,650,162
Less allowance for loan losses	5,365,314	5,389,613

Loans, net	208,443,862	212,260,549

Premises and equipment, net	8,791,081	8,962,223
Foreclosed real estate	19,755,044	19,487,185
Other assets	1,613,933	1,776,673

Total assets	$291,269,758	$300,662,859

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$33,954,493	$33,116,883
Interest-bearing	242,199,569	248,224,450

Total deposits	276,154,062	281,341,333
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,934,178	1,726,692

Total liabilities	287,266,490	292,246,275

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.00; 80,000,000 shares authorized; 10,292,069 shares issued and outstanding	10,292,069	10,292,069
Surplus	801,398	801,398
Retained deficit	(8,226,637)	(5,236,465)
Accumulated other comprehensive loss	(1,471,362)	(48,218)

Total stockholders’ equity	4,003,268	8,416,584

Total liabilities and stockholders’ equity	$291,269,758	$300,662,859

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$2,632,319	$3,208,854	$5,462,841	$6,511,193
Deposits in banks	203	410	614	540
Securities	178,313	271,825	374,111	530,522
Federal funds sold	5,346	431	6,731	1,080

Total interest income	2,816,181	3,481,520	5,844,297	7,043,335

Interest expense:
Deposits	808,644	1,076,554	1,633,593	2,228,988
Other borrowings	44,040	44,921	87,828	90,070

Total interest expense	852,684	1,121,475	1,721,421	2,319,058

Net interest income	1,963,497	2,360,045	4,122,876	4,724,277
Provision for loan losses	2,150,000	510,000	2,250,000	1,255,000

Net interest income (loss) after provision for loan losses	(186,503)	1,850,045	1,872,876	3,469,277

Other income:
Service charges on deposit accounts	369,198	355,972	729,333	698,579
Other fees and commissions	22,298	37,523	45,988	65,064
Gain on sales of available for sale securities	383,890	276,019	454,878	391,713
Rental income	82,706	37,098	198,105	66,534
Other operating income	140,278	95,253	268,443	200,298

Total other income	998,370	801,865	1,696,747	1,422,188

Other expenses:
Salaries and employee benefits	906,615	933,018	1,842,584	1,873,388
Occupancy and equipment expenses, net	305,376	242,948	601,896	515,289
Loss on disposal of premises and equipment	—	7,453	—	7,453
Loss on sales of foreclosed real estate	52,969	37,993	135,893	37,993
Foreclosed real estate expenses and writedowns	362,701	462,031	533,507	746,185
Other operating expenses	1,337,481	1,357,175	3,428,315	2,862,522

Total other expenses	2,965,142	3,040,618	6,542,195	6,042,830

Loss before income tax benefits	(2,153,275)	(388,708)	(2,972,572)	(1,151,365)
Income tax benefits	—	—	—	—

Net loss	(2,153,275)	(388,708)	(2,972,572)	(1,151,365)

Preferred stock dividends	—	—	(17,600)	(50,000)

Net loss available available to common shareholders	(2,153,275)	(388,708)	(2,990,172)	(1,201,365)
Other comprehensive income (loss):
Unrealized gains on securities available for sale arising during period, net of tax	(862,493)	133,297	(968,266)	498,834
Reclassification adjustment for realized gains on securities available for sale arising during the period, net of tax	(383,890)	(276,019)	(454,878)	(391,713)

Comprehensive loss	$(3,399,658)	$(531,430)	$(4,413,316)	$(1,094,244)

Basic losses per common share	$(0.21)	$(0.04)	$(0.29)	$(0.12)

Diluted losses per common share	$(0.21)	$(0.04)	$(0.29)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(2,972,572)	$(1,151,365)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	431,341	499,924
Provision for loan losses	2,250,000	1,255,000
Net gain on sale of securities available for sale	(454,878)	(391,713)
Other-than-temporary impairment of securities	—	262,437
Loss on sale of foreclosed assets	135,893	37,993
Writedowns of foreclosed real estate	166,050	258,500
Loss on sale of premises and equipment	—	7,453
Increase in dividends payable on preferred stock	(17,600)	(50,000)
Net other operating activities	370,226	73,444

Net cash provided by (used in) operating activities	(91,540)	801,673

INVESTING ACTIVITIES
Purchases of securities available for sale	(22,111,154)	(20,073,559)
Proceeds from sales of securities available for sale	22,337,215	16,415,618
Proceeds from maturities and paydowns of securities available for sale	2,513,070	2,794,915
Proceeds from sales of restricted equity securities	83,200	78,400
Net (increase) decrease in interest-bearing deposits at other financial institutions	168,855	(63,308)
Net (increase) decrease in federal funds sold	6,035,000	(2,395,000)
Net decrease in loans	1,402,609	435,443
Capitalized costs on foreclosed real estate	(405,724)	—
Proceeds from sale of foreclosed real estate	—	163,280
Proceeds from sale of other assets	—	10,503
Payments for construction in process	—	(224,272)
Purchase of premises and equipment	(70,834)	(79,449)

Net cash provided by (used in) investing activities	9,952,237	(2,937,429)

FINANCING ACTIVITIES
Net decrease in deposits	(5,187,271)	(250,531)
Proceeds from issuance of preferred stock	—	1,000,000
Proceeds from issuance of common stock	—	1,045,000
Proceeds from exercise of stock options	—	10,001

Net cash provided by (used in) financing activities	(5,187,271)	1,804,470

Net increase (decrease) in cash and due from banks	4,673,426	(331,286)
Cash and due from banks at beginning of year	7,807,478	7,029,604

Cash and due from banks, end of period	$12,480,904	$6,698,318

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,718,284	$2,358,507
NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$547,066	$661,618
Financed sales of foreclosed real estate	$382,988	$994,792

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

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after June 30, 2013, but prior to August 14, 2013, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements. Refer to Note 13 for a description of significant subsequent events.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At June 30, 2013 and December 31, 2012, those restricted balances were $2,703,491 and $2,453,491, respectively.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commercial real estate loans – Loans in this segment includes all mortgages and other liens on commercial real estate. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn will have an effect on the credit quality in this segment.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at June 30, 2013. Further, all years subsequent to 2009 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

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

The Bank has not achieved the required capital levels mandated by the Order. To date, the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2012 and the first six months of 2013. The Bank’s continuing level of problem loans as of the quarter ended June 30, 2013 and the Bank’s capital levels continuing to be in the “significantly under capitalized” category of the regulatory framework for prompt corrective action as of June 30, 2013 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department which could include actions to protect the depositors.

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

During the first quarter of 2013, the Company discovered a material misappropriation of cash due to suspected collusion of employees. Management continues to work diligently with the appropriate authorities in this matter and believes that this misappropriation is fully covered, less appropriate deductibles, by its insurance policies. The Company’s condensed consolidated financial statements for the six months ended June 30, 2013 include an other operating expense of $933,000, which is equal to the full amount of the loss.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. Government sponsored enterprises (GSEs)	$—	$—	$—	$—
State, county and municipals	9,825,594	22,364	(640,239)	9,207,719
Mortgage-backed securities GSE residential	29,943,295	201	(853,688)	29,089,808
Trust preferred securities	365,438	—	—	365,438

Total debt securities	40,134,327	22,565	(1,493,927)	38,662,965
Equity securities	50,000	—	—	50,000

Total securities	$40,184,327	$22,565	$(1,493,927)	$38,712,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Government sponsored enterprises (GSEs)	$2,000,000	$5,760	$—	$2,005,760
State, county and municipals	9,345,055	88,501	(125,929)	9,307,627
Mortgage-backed securities GSE residential	30,897,452	114,419	(130,969)	30,880,902
Trust preferred securities	365,438	—	—	365,438

Total debt securities	42,607,945	208,680	(256,898)	42,559,727
Equity securities	50,000	—	—	50,000

Total securities	$42,657,945	$208,680	$(256,898)	$42,609,727

The amortized cost and fair value of debt securities as of June 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$500,029	$500,320
Due from one to five years	788,258	781,338
Due from five to ten years	2,885,459	2,667,884
Due after ten years	6,017,286	5,623,615
Mortgage-backed securities	29,943,295	29,089,808

	$40,134,327	$38,662,965

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities with a carrying value of $7,720,463 and $16,222,527 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
June 30, 2013
State, county and municipals	$7,185,677	$(608,062)	$766,110	$(32,177)	$(640,239)
Mortgage-backed securities GSE residential	26,345,096	(798,454)	2,739,701	(55,234)	(853,688)

Total securities	$33,530,773	$(1,406,516)	$3,505,811	$(87,411)	$(1,493,927)

December 31, 2012
State, county and municipals	$6,679,387	$(125,929)	$—	$—	$(125,929)
Mortgage-backed securities GSE residential	17,211,179	(130,969)	—	—	(130,969)

Total securities	$23,890,566	$(256,898)	$—	$—	$(256,898)

Mortgage-backed securities GSE residential. There were unrealized losses on 14 GSE mortgage-backed securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

State, county and municipal securities. There were unrealized losses on 11 state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of June 30, 2013.

NOTE 6. LOANS

The composition of loans is summarized as follows:

	June 30,	December 31,
	2013	2012
Unsecured	$618,334	$822,538
Cash Value	2,827,973	3,393,228
Residential Real Estate	23,239,520	24,604,432
Commercial Real Estate	183,922,661	185,352,416
Business Assets	2,245,730	2,621,853
Vehicles	1,699,574	1,686,508
Other	332,961	101,655

	214,886,753	218,582,630
Unearned loan fees	(1,077,577)	(932,468)
Allowance for loan losses	(5,365,314)	(5,389,613)

Loans, net	$208,443,862	$212,260,549

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio has been disaggregated into segments. A portfolio segment is defined as the level at which the entity develops and documents a systematic method for determining its allowance for loan losses. There are seven loan portfolio segments that include unsecured, cash value, residential real estate, commercial real estate, business assets, vehicles, and other.

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of June 30, 2013 were 0.29% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of June 30, 2013 were 1.32% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of June 30, 2013 were 10.81% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of June 30, 2013 were 85.59% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of June 30, 2013 were 1.05% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of June 30, 2013 were 0.79% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of June 30, 2013 were less than 0.15% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and six months ended June 30, 2013, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2013
Beginning balance	$104,290	$11,732	$2,278,715	$1,951,106	$415,570	$280,776	$—	$—	$5,042,189
Charge-offs	(92,585)	—	(1,028,152)	(779,188)	(23,374)	(4,859)	—	—	(1,928,158)
Recoveries	3,900	—	14,210	80,089	467	2,617	—	—	101,283
Provision	148,988	(627)	1,454,646	603,316	(20,638)	(35,685)	—	—	2,150,000

Ending balance	$164,593	$11,105	$2,719,419	$1,855,323	$372,025	$242,849	$—	$—	$5,365,314

Allowance for loan losses:
For the six months ended June 30, 2013
Beginning balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$—	$—	$5,389,613
Charge-offs	(155,957)	(17,054)	(1,186,380)	(779,188)	(226,720)	(34,536)	—	—	(2,399,835)
Recoveries	3,900	—	19,250	88,371	11,398	2,617	—	—	125,536
Provision	239,148	11,105	1,558,325	287,034	109,836	44,552	—	—	2,250,000

Ending balance	$164,593	$11,105	$2,719,419	$1,855,323	$372,025	$242,849	$—	$—	$5,365,314

Ending balance—individually evaluated impairment	$6,795	$—	$1,093,393	$1,534,773	$44,900	$61,470	$—	$—	$2,741,331

Loans:
Ending balance (1)	$618,334	$2,827,973	$23,239,520	$183,922,661	$2,245,730	$1,699,574	$332,961	$—	$214,886,753

Ending balance—Loans individually evaluated for impairment	$34,014	$—	$11,929,235	$35,864,925	$670,351	$103,069	$—	$—	$48,601,594

(1)	Loan balances presented are gross of unearned loan fees of $1,077,577.

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
December 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(25,523)	—	(605,011)	(1,051,727)	(2,087)	(9,633)	—	—	(1,693,981)
Recoveries	2,584	—	66,437	105,116	23,160	9,515	—	—	206,812
Provision	2,480	327	783,513	724,947	156,697	54,313	—	—	1,722,277

Ending balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$—	$—	$5,389,613

Ending balance—individually evaluated impairment	$11,060	$17,054	$1,645,625	$1,075,729	$293,697	$81,037	$—	$—	$3,124,202

Loans:
Ending balance (1)	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$—	$218,582,630

Ending balance—Loans individually evaluated for impairment	$40,017	$17,054	$13,001,107	$34,805,680	$561,091	$123,984	$—	$—	$48,548,933

(1)	Loan balances presented are gross of unearned loan fees of $932,468.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and six months ended June 30, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended June 30, 2012
Beginning balance	$74,550	$17,054	$2,249,923	$2,160,109	$351,867	$218,354	$—	$39,935	$5,111,792
Charge-offs	—	—	(54,208)	(251,066)	—	—	—	—	(305,274)
Recoveries	514	—	1,398	8,519	1,184	9,450	—	—	21,065
Provision	(7,010)	—	(279,096)	568,059	64,213	(10,956)	—	174,790	510,000

Ending balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$—	$214,725	$5,337,583

Allowance for loan losses:
For the six months ended June 30, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$—	$—	$5,154,505
Charge-offs	(14,325)	—	(500,597)	(663,630)	(2,087)	(9,633)	—	—	(1,190,272)
Recoveries	2,454	—	6,402	90,010	10,034	9,450	—	—	118,350
Provision	(18,036)	327	328,927	578,471	109,576	41,010	—	214,725	1,255,000

Ending balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$—	$214,725	$5,337,583

Ending balance—individually evaluated impairment	$7,958	$17,054	$1,253,285	$375,178	$282,519	$80,587	$—	$—	$2,016,581

Loans:
Ending balance (1)	$784,464	$3,911,684	$24,600,663	$186,039,299	$2,308,011	$1,794,346	$102,953	$—	$219,541,420

Ending balance—Loans individually evaluated for impairment	$35,177	$17,054	$11,856,064	$35,586,232	$618,545	$125,541	$—	$—	$48,238,613

(1)	Loan balances presented are gross of unearned loan fees of $730,300.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of June 30, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$34,014	$27,219	$6,795	$34,014	$6,795
Cash value	—	—	—	—	—
Residential real estate	14,083,512	7,678,041	4,251,194	11,929,235	1,093,393
Commercial real estate	38,131,813	19,113,573	16,751,352	35,864,925	1,534,773
Business assets	702,683	597,251	73,100	670,351	44,900
Vehicles	107,874	4,180	98,889	103,069	61,470
Other	—	—	—	—	—

	As of December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Unsecured	$44,634	$28,957	$11,060	$40,017	$11,060
Cash value	19,543	—	17,054	17,054	17,054
Residential real estate	15,758,053	6,419,011	6,582,096	13,001,107	1,645,625
Commercial real estate	40,127,425	22,047,391	12,758,289	34,805,680	1,075,729
Business assets	657,529	92,819	468,272	561,091	293,697
Vehicles	165,850	5,529	118,455	123,984	81,037
Other	—	—	—	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three and six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, by portfolio segment, is as follows:

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$34,386	$94	$21,909	$313
Cash value	—	—	17,054	—
Residential real estate	12,431,838	(45,111)	11,869,970	89,878
Commercial real estate	35,394,016	175,671	34,746,035	400,638
Business assets	697,887	1,273	623,818	6,674
Vehicles	103,142	—	127,318	291
Other	—	—	—	—

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$36,263	$233	$50,129	$313
Cash value	5,685	—	17,054	—
Residential real estate	12,621,594	50,707	12,018,280	148,561
Commercial real estate	35,197,904	443,782	35,584,484	629,948
Business assets	652,288	15,740	634,469	6,990
Vehicles	110,090	—	135,468	857
Other	—	—	—	—

	Year ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized
Unsecured	$52,549	$860
Cash value	17,054	—
Residential real estate	12,590,802	353,218
Commercial real estate	35,194,208	1,314,075
Business assets	605,742	32,322
Vehicles	134,690	7,582
Other	—	—

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of June 30, 2013:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$584,395	$4,982	$1,738	$6,720	$27,219	$618,334
Cash value	2,766,257	61,716	—	61,716	—	2,827,973
Residential real estate	14,808,263	1,561,851	383,903	1,945,754	6,485,503	23,239,520
Commercial real estate	145,899,175	12,301,327	1,157,325	13,458,652	24,564,834	183,922,661
Business assets	1,188,471	94,053	—	94,053	963,206	2,245,730
Vehicles	1,289,928	99,605	16,807	116,412	293,234	1,699,574
Other	332,961	—	—	—	—	332,961

	$166,869,450	$14,123,534	$1,559,773	$15,683,307	$32,333,996	$214,886,753

Following are the delinquent amounts, by portfolio segment, as of December 31, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables
Unsecured	$802,020	$20,518	$—	$20,518	$—	$822,538
Cash value	3,373,835	19,393	—	19,393	—	3,393,228
Residential real estate	18,982,218	451,314	135,007	586,321	5,035,893	24,604,432
Commercial real estate	154,822,727	7,691,888	632,367	8,324,255	22,205,434	185,352,416
Business assets	1,555,326	387,218	—	387,218	679,309	2,621,853
Vehicles	1,533,528	145,902	—	145,902	7,078	1,686,508
Other	101,655	—	—	—	—	101,655

	$181,171,309	$8,716,233	$767,374	$9,483,607	$27,927,714	$218,582,630

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of June 30, 2013, seven commercial real estate loans totaling approximately $3.6 million, one residential real estate loans totaling approximately $73 thousand and four business asset loans totaling approximately $513 thousand were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of June 30, 2013, loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s loans by risk rating, before unearned loan fees, at June 30, 2013:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$398	$27,708	$—	$—	$—	$—	$—	$28,106
Grade 2 (Superior)	13,123	27,385	—	—	—	2,260	—	42,768
Grade 3 (Acceptable-Average)	554,896	2,685,198	9,891,775	108,596,787	1,201,276	1,346,543	231,635	124,508,110
Grade 4—Fair (Watch)	—	62,660	563,398	9,433,158	—	13,386	101,326	10,173,928
Grade 5 (Special Mention)	—	—	649,638	14,484,971	74,325	8,472	—	15,217,406
Grade 6 (Substandard)	49,917	25,022	12,092,850	51,407,745	970,129	328,913	—	64,874,576
Grade 7 (Doubtful)	—	—	41,859	—	—	—	—	41,859
Grade 8 (Loss)	—	—	—	—	—	—	—	—

	$618,334	$2,827,973	$23,239,520	$183,922,661	$2,245,730	$1,699,574	$332,961	$214,886,753

The following table presents the Company’s loans by risk rating at December 31, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Grade 1 (Prime)	$900	$27,496	$—	$—	$—	$—	$—	$28,396
Grade 2 (Superior)	16,163	220,824	—	339,757	—	3,969	—	580,713
Grade 3 (Acceptable-Average)	678,806	3,061,567	9,685,196	111,762,353	1,758,313	1,295,909	—	128,242,144
Grade 4—Fair (Watch)	—	66,287	980,562	5,477,217	—	18,387	—	6,542,453
Grade 5 (Special Mention)	—	—	860,863	16,236,103	288,068	175,254	—	17,560,288
Grade 6 (Substandard)	126,669	—	13,077,811	51,536,986	575,472	192,989	101,655	65,611,582
Grade 7 (Doubtful)	—	—	—	—	—	—	—	—
Grade 8 (Loss)	—	17,054	—	—	—	—	—	17,054

	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$218,582,630

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

The Company’s TDRs as of June 30, 2013 and December 31, 2012 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	June 30,	December 31,
	2013	2012
Performing TDRs	$14,138,387	$15,166,660
Non-performing TDRs	11,939,315	6,472,817

Total TDRs	$26,077,702	$21,639,477

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	5,435,462	2,503,839	7,939,301
Commercial real estate	8,692,709	9,435,476	18,128,185
Business assets	10,216	—	10,216
Vehicles	—	—	—
Other	—	—	—

Total TDRs	$14,138,387	$11,939,315	$26,077,702

	December 31, 2012
	Accruing	Non-Accrual	Total
Unsecured	$—	$—	$—
Cash value	—	—	—
Residential real estate	6,276,108	1,533,958	7,810,066
Commercial real estate	8,880,336	4,938,859	13,819,195
Business assets	10,216	—	10,216
Vehicles	—	—	—
Other	—	—	—

Total TDRs	$15,166,660	$6,472,817	$21,639,477

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded $787,215 and $536,111 in specific reserves as of June 30, 2013 and December 31, 2012, respectively. The Company recognized $242,417 in charge offs on TDR loans during the six months ended June 30, 2013 and $204,143 in charge offs on TDR loans for the year ended December 31, 2012.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of June 30, 2013 and December 31, 2012 are presented in the table below:

	June 30,	December 31,
	2013	2012
Lowered interest rate and/or payment amount	$11,768,165	$8,195,283
Interest only payment terms	1,564,619	3,434,438
Interest only & rate reduction	1,715,202	748,324
Waived interest and/or late fees	3,137,154	3,282,608
A&B note structure	3,372,744	1,429,139
Substitution of debtor	4,519,818	4,549,685

Total TDRs	$26,077,702	$21,639,477

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Unsecured	—	$—	—	$—
Cash value	—	—	—	—
Residential real estate	12	7,971,667	9	7,865,546
Commercial real estate	25	18,180,915	20	13,881,050
Business assets	1	10,915	1	10,896
Vehicles	—	—	—	—
Other	—	—	—	—

Total TDRs	38	$26,163,497	30	$21,757,492

There have been no loans modified as TDRs within the past six months for which there was a payment default within the six month period ended June 30, 2013. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7. LOSSES PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss available to common shareholders	$(2,153,275)	$(388,708)	$(2,990,172)	$(1,201,365)

Weighted average common shares outstanding	10,292,069	10,234,003	10,292,069	10,051,429
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	—	104,843	—	104,843

Average number of common shares outstanding used to calculate diluted earnings per common share	10,292,069	10,338,846	10,292,069	10,156,272

Weighted average common shares outstanding are used in the dilutive earnings per share calculation for the three and six months ended June 30, 2013 and 2012, as there was a net loss available to common shareholders and inclusion of common stock equivalents would have been anti-dilutive.

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

At December 31, 2012, all outstanding options were fully vested and there were no options granted during the three and six month periods ended June 30, 2013 and 2012. Therefore, there was no compensation cost related to share-based payments for the three and six months ended June 30, 2013 and 2012. Additionally, all options expired during the second quarter of 2013 leaving no options outstanding at June 30, 2013.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding beginning of period	106,656	$0.94	106,656	$0.94
Options forfeited	—	—	—	—
Options expired	106,656	0.94	106,656	0.94

Options outstanding end of period	—	$—	—	$—	—

Outstanding exercisable end of period	—	$—	—	$—	—

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	June 30, 2013
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$—	$—
State, county and municipals	9,207,719	—	9,207,719	—
Mortgage-backed securities GSE residential	29,089,808	—	29,089,808	—
Trust preferred securities	365,438	—	—	365,438

Total debt securities available for sale	38,662,965	—	38,297,527	365,438
Equity securities	50,000	—	—	50,000

Investment securities available for sale	$38,712,965	$—	$38,297,527	$415,438

Nonrecurring fair value measurements:
Impaired loans	$27,002,130	$—	$—	$27,002,130	$(1,823,288)
Foreclosed real estate	5,504,512	—	—	5,504,512	(166,050)

Total nonrecurring fair value measurements	$32,506,642	$—	$—	$32,506,642	$(1,989,338)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at June 30, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$27,002,130	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to—8.0% (-6.89%)
			Discount for lack of marketability and age of appraisal	0.0% to—92.0% (3.39%)
Foreclosed real estate	$5,504,512	Appraisal (1)	Liquidation expenses (2)	0.0% to—7.0% (-6.9%)
			Discount for lack of marketability and age of appraisal	0.0% to—18.0% (1.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the six months ended June 30, 2013 and for the year ended December 31, 2012.

	June 30, 2013			December 31, 2012
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	—	—	—	(262,437)	—	(262,437)
Included in other comprehensive income	—	—	—	—	—	—

Closing balance	$365,438	$50,000	$415,438	$365,438	$50,000	$415,438

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

The Company did not identify any liabilities that are required to be presented at fair value as of June 30, 2013 and as of December 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amounts and fair values for other financial instruments that are not measured at fair value on a recurring basis at June 30, 2013, December 31, 2012, and June 30, 2012 are as follows:

	June 30, 2013
	Carrying Amount	Fair Value Level
		Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$558,269	$558,269	$—	$—	$558,269
Federal funds sold	305,000	305,000	—	—	305,000
Restricted equity securities	608,700	—	608,700	—	608,700
Loans, net	208,443,862	—	—	209,173,230	209,173,230
Financial liabilities:
Deposits	276,154,062	—	274,847,859	—	274,847,859
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,502,143	—	5,502,143
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	December 31, 2012
	Carrying Amount	Fair Value Level
		Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$727,124	$727,124	$—	$—	$727,124
Federal funds sold	6,340,000	6,340,000	—	—	6,340,000
Restricted equity securities	691,900	—	691,900	—	691,900
Loans, net	212,260,549	—	—	212,704,841	212,704,841
Financial liabilities:
Deposits	281,341,333	—	283,707,789	—	283,707,789
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,495,163	—	5,495,163
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

	June 30, 2012
	Carrying Amount	Fair Value Level
		Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$698,819	$698,819	$—	$—	$698,819
Federal funds sold	2,990,000	2,990,000			2,990,000
Restricted equity securities	714,500	—	714,500	—	714,500
Loans, net	213,473,537	—	—	215,415,077	215,415,077
Financial liabilities:
Deposits	276,648,251	—	274,242,087	—	274,242,087
Note payable	275,250	—	—	275,250	275,250
Federal Home Loan Bank advances	5,500,000	—	5,500,355	—	5,500,355
Company guaranteed trust preferred securities	3,403,000	—	—	3,403,000	3,403,000

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Caryyforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendements in this update provide guidance for financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit exists. ASU 2013-11 was issued to eliminate diversity in current disclosure practices and does not require new recurring disclosures. For public entities, this amendment is effective for fiscal years, and corresponding interim periods, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2013, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between July 9, 2013 and April 7, 2014.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At June 30, 2013, the Company had credit availability with FHLB of approximately $6.5 million.

NOTE 13. SUBSEQUENT EVENT

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share.

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

EXECUTIVE SUMMARY

As of June 30, 2013, we reported total assets of $291.3 million, a decrease of approximately $9.4 million, or 3.12%, from December 31, 2012. The decrease in total assets included a decrease in federal funds sold of $6 million, securities available for sale of $3.9 million and net loans of $3.8 million. The decrease was offset by increases in cash and due from banks of $4.7 million. For the six months ended June 30, 2013, we had net loss of $2.97 million as compared to a net loss of $1.2 million for the six months ended June 30, 2012. For the three months ended June 30, 2013, we had a net loss of $2.15 million as compared to a net loss of $388.7 thousand for the three months ended June 30, 2012.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2013, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2012 and for the six months ended June 30, 2013.

FINANCIAL CONDITION

Total assets decreased during the first six months of 2013 by $9.4 million from $300.7 million to $291.3 million, or 3.12%. Securities available for sale decreased approximately $3.9 million and federal funds sold decreased $6.0 million. Total loans, net of unearned income decreased approximately $3.8 million. There were approximately $2.4 million in loans charged off during the first six months of 2013. The loan to deposit ratio at June 30, 2013 and December 31, 2012 was approximately 77.4%.

Total deposits decreased approximately $5.2 million, or 1.84%, when comparing June 30, 2013 to December 31, 2012. This decrease is attributed to a $6.0 million decrease in interest bearing demand deposits, money market accounts and time deposits offset by an increase of $837.6 thousand in non-interest bearing demand deposits. Time deposits of $100,000 or more increased by $4.1 million during the first six months of 2013 to $129.5 million, while other time deposits increased during the first six months by $2.8 million, to $77.1 million. Noninterest-bearing demand deposits accounted for 12.3% and 11.8% of total deposits at June 30, 2013 and December 31, 2012, respectively. Brokered certificates of deposits decreased $0.9 million to $5.3 million as of June 30, 2013.

Stockholders’ equity decreased by $4.4 million for the six months ended June 30, 2013. This decrease consisted of net loss of $2.97 million and net decreases in accumulated other comprehensive income of $1.4 million.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $38.7 million at June 30, 2013, compared to $42.6 million at December 31, 2012. Activity in our securities portfolio during the first six months of the year included the purchases of $14.7 million in mortgage-backed securities and $7.4 million in municipal bonds, which were offset by the sales and calls of $7.1 million in state, county, and municipal bonds, sales of $2 million in U.S. Government sponsored enterprises, sales of $13.2 million in mortgage-backed securities, and the paydowns of $2.5 million in mortgage-backed securities. Gains on the sales of securities available for sale for the six months ended June 30, 2013 were $454.9 thousand. At June 30, 2013, the securities portfolio had unrealized net losses of approximately $1.5 million.

The following table shows the carrying value of the securities available for sale at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$—	$2,006
State, county and municipals	9,208	9,308
Mortgage-backed securities GSE residential	29,090	30,881
Trust preferred securities	365	365
Equity securities	50	50

Total securities	$38,713	$42,610

LOANS

Total loans, net of unearned income decreased approximately $3.8 million, or 1.76%, at June 30, 2013.

At June 30, 2013, the Company had loan concentrations in real estate totaling $207.2 million or 96.4% of total loans. Loans secured by the cash value of deposits or investments totaled $2.8 million or 1.3% of total loans. The remaining $4.9 million or 2.3% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Unsecured	$618	$823
Cash value	2,828	3,393
Residential real estate	23,240	24,604
Commercial real estate	183,923	185,352
Business assets	2,246	2,622
Vehicles	1,700	1,687
Other	333	102

Total Loans	$214,887	$218,583

ASSET QUALITY

At June 30, 2013, the loan portfolio was 73.3% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Loan Group Description
Unsecured	$164,593	26.62%	$77,502	9.42%
Cash Value	11,105	0.39%	17,054	0.50%
Residential real estate	2,719,419	11.70%	2,328,224	9.46%
Commercial real estate	1,855,323	1.00%	2,259,106	1.22%
Business assets	372,025	16.57%	477,511	18.21%
Vehicles	242,849	14.29%	230,216	13.65%
Other	—	0.00%	—	0.00%
Unallocated	—	0.00%	—	0.00%

Total Allowance for Loan Loss	$5,365,314	2.50%	$5,389,613	2.48%

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

As of December 31, 2012, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate increased by $391 thousand when comparing June 30, 2013 to December 31, 2012. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of June 30, 2013, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of June 30, 2013 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three and six month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Average amount of loans outstanding	$217,533	$220,554	$219,319	$220,929

Balance of allowance for loan losses at beginning of period	$5,042	$5,112	$5,390	$5,155

Loans charged off
Commercial	(23)	—	(226)	(2)
Real estate	(1,807)	(305)	(1,965)	(1,164)
Installment	(98)	—	(208)	(24)

	(1,928)	(305)	(2,399)	(1,190)

Loans recovered
Commercial	—	1	11	10
Real estate	94	10	107	96
Installment	7	10	7	12

	101	21	125	118

Net charge-offs	(1,827)	(284)	(2,274)	(1,072)

Additions to allowance charged to operating expense during period	2,150	510	2,250	1,255

Balance of allowance for loan losses at end of period	$5,365	$5,338	$5,365	$5,338

Ratio of net loans charged-off during the period to average loans outstanding	0.84%	0.13%	1.04%	0.49%

As of June 30, 2013, the Company had approximately $48.6 million in loans specifically evaluated for impairment with approximately $2.7 million in associated specific reserves. As of December 31, 2012, the Company had $48.5 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. Impaired loans represented 22.59% and 22.21% of the portfolio as of June 30, 2013 and December 31, 2012, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $32.3 million and $27.9 million of nonaccrual loans as of June 30, 2013 and December 31, 2012, respectively.

We note the impaired loans for the Bank have increased slightly since December 31, 2012. However, we also note the amount of specific reserves has decreased from $3.1 million to $2.7 million from December 31, 2012 to June 30, 2013. The decrease in reserves in due in large part to write-downs for specific reserve amounts associated with collateral-dependent loan relationships. Charge-offs occurred during the quarter with a corresponding increase to the provision for allowance account. The changes are the result of continued declines in real estate valuations and management’s continued monitoring and identification of impaired loans. The Bank continues to recover payments from non-performing customers at a steady pace as compared to December 31, 2012.

The remaining portfolio of loans not considered impaired as of June 30, 2013 was $166.2 million, and the allowance for loan losses associated with these loans was $2.6 million or 1.6% of the unimpaired principal balance. As of December 31, 2012, loans not considered impaired were $170 million and the associated allowance was $2.3 million or 1.3% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $3.1 million in 2011, $1.7 million in 2012, and $2.4 million as of June 30, 2013. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of June 30, 2013, $207.2 million of our $214.9 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $53.6 million at June 30, 2013, representing an increase of $5.5 million (11.35%) from December 31, 2012. This increase is attributable to an increase of $4.4 million in nonaccruing loans, $793 thousand in past dues over 90 days still accruing, and $268 thousand in foreclosed real estate. Total nonperforming assets were 25.0% of total loans at June 30, 2013, compared to 22.1% at December 31, 2012. Nonperforming assets represented 18.4% of total assets at June 30, 2013, compared to 16.0% of total assets at December 31, 2012. Nonaccrual loans represented 15.0% of total loans outstanding at June 30, 2013, compared to 12.83% of total loans outstanding at December 31, 2012. There were no related party loans which were considered to be nonperforming at June 30, 2013.

The following summarizes nonperforming assets at June 30, 2013 and December 31, 2012:

	June, 30	December 31,
	2013	2012
	(Dollars in thousands)
Total nonaccruing loans	$32,334	$27,927
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,560	767
Other real estate owned	19,755	19,487
Repossessed assets	—	—

Total nonperforming assets	$53,649	$48,181

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at June 30, 2013 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $214 thousand when comparing the six months ended June 30, 2013 to the same period in 2012. This decrease is mostly attributed to the decrease in the average balance on interest bearing demand and savings deposits. Average interest bearing demand and savings deposits decreased $1.6 million and $1.4 million to $35.67 million and $35.68 million for the three and six months ended June 30, 2013, respectively, compared to $210.7 million and $211.1 million for the three and six months ended June 30, 2012, respectively.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$33,015	0.00%	$32,959	0.00%
Interest bearing demand and savings deposits	35,673	0.25%	37,227	0.53%
Time deposits	209,699	1.51%	210,693	1.96%

Total	$278,387	1.32%	$280,879	1.75%

	For the Six Months Ended June 30,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$32,158	0.00%	$31,587	0.00%
Interest bearing demand and savings deposits	35,680	0.30%	37,057	0.61%
Time deposits	211,690	1.49%	211,098	2.00%

Total	$279,528	1.32%	$279,742	1.80%

Time deposits greater than $100,000 totaled $129.5 million at June 30, 2013, compared to $137.9 million at December 31, 2012. Our overall change in time deposits between December 31, 2012 and June 30, 2013 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At June 30, 2013, our capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At June 30, 2013, stockholders’ equity was $4.0 million versus $8.4 million at December 31, 2012. This decrease is attributed to a net loss of $2.97 million and net decreases in accumulated other comprehensive income of $1.4 million.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2013, the Bank’s capital ratios were considered significantly under capitalized and the consolidated capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2013 and December 31, 2012 are as follows:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2013
Total Capital to Risk Weighted
Assets:
Consolidated	$10,475	4.16%	$20,144	8.00%	N/A	N/A
Bank	$12,860	5.11%	$20,135	8.00%	$25,169	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$7,300	2.90%	$10,072	4.00%	N/A	N/A
Bank	$9,687	3.85%	$10,067	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$7,300	2.46%	$11,882	4.00%	N/A	N/A
Bank	$9,687	3.26%	$11,874	4.00%	$23,748	8.00%

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required For Compliance With Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income decreased by $600 thousand for the six months ended June 30, 2013 with $4.1 million compared to $4.7 million for the same period in 2012. Net interest income decreased by $397 thousand for the three months ended June 30, 2013 with $2.0 million compared to $2.4 million for the same period in 2012. The decrease in net interest income for the six months ended June 30, 2013 is primarily attributable to the decrease in the yield on average interest-earning assets. The rate paid on interest-bearing liabilities decreased from 1.8% to 1.3%, or 50 basis points, when comparing the six months ended June 30, 2012 to June 30, 2013. The rate paid on interest-bearing liabilities decreased from 1.8% to 1.4%, or 40 basis points, when comparing the three months ended June 30, 2012 to June 30, 2013. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2013 and 2012.

The yield on interest-earning assets decreased to 4.9% from 5.6% when comparing the three months June 30, 2013 to the three months ended June 30, 2012. The yield on interest-earning assets decreased to 5.0% from 5.7% when comparing the six months June 30, 2013 to the six months ended June 30, 2012. The yield on average loans decreased 90 basis points and 80 basis points to 5.6% and 5.8% for the three and six months ended June 30, 2013, respectively, as compared to 6.5% and 6.6% for the same periods in 2012. The yield on average securities decreased 61 basis points to 1.7% for the three months ended June 30, 2013 as compared to 2.4% for the three months ended June 30, 2012. The yield on average securities decreased 60 basis points to 1.8% for the six months ended June 30, 2013 as compared to 2.4% for the six months ended June 30, 2012. Average loans represented 81.4% and 80.6% of total interest-earning assets for the six months ended June 30, 2013 and 2012, respectively.

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

The net interest margin was 3.4% and 3.5% for the three and six months ended June 30, 2013, respectively, as compared to 3.8% for the three and six months ended June 30, 2012. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$188,484	$2,632	5.62%	$198,680	$3,209	6.50%
Securities (4)	41,361	179	1.74%	46,570	272	2.35%
Interest-bearing deposits in other financial institutions	830	1	0.48%	652	—	0.25%
Federal funds sold	300	6	8.04%	3,066	1	0.06%

Total interest-earning assets	230,975	2,818	4.91%	248,968	3,482	5.63%

Non-interest earning assets:
Cash and due from banks	13,382			7,933
Unrealized gains (losses) on securities available for sale	(343)			573
Allowance for loan losses	(4,990)			(5,311)
Other assets	59,825			50,481

Total Assets	$298,849			$302,644

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,673	22	0.25%	$37,227	49	0.53%
Time deposits	209,699	786	1.51%	210,693	1,028	1.96%

Total deposits	245,372	808	1.32%	247,920	1,077	1.75%
Other short-term borrowings	5,775	10	0.70%	6,041	10	0.66%
Long-term debt	3,403	35	4.14%	3,403	35	4.14%

Total interest-bearing liabilities	254,550	853	1.35%	257,364	1,122	1.75%

Non-interest bearing demand	33,015			32,959
Other liabilities	2,624			3,650
Stockholders’ equity (3)	8,660			8,671

Total Liabilities and Stockholders’ Equity	$298,849			$302,644

Net interest income/net interest spread		$1,965	3.56%		$2,360	3.88%

Net yield on earning assets			3.42%			3.81%

(1)	Average loans exclude average nonaccrual loans of $29.0 million and $21.9 million for the three months ended June 30, 2013 and 2012, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $106 thousand and $193 thousand of loan fee income for the three months ended June 30, 2013 and 2012.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$189,912	$5,463	5.75%	$198,513	$6,511	6.56%
Securities (4)	41,738	374	1.79%	44,686	530	2.37%
Interest-bearing deposits in other financial institutions	835	1	0.24%	645	1	0.17%
Federal funds sold	710	7	1.97%	2,691	1	0.07%

Total interest-earning assets	233,195	5,845	5.01%	246,535	7,043	5.72%

Non-interest earning assets:
Cash and due from banks	13,390			7,729
Unrealized gains (losses) on securities available for sale	(218)			361
Allowance for loan losses	(5,275)			(5,112)
Other assets	59,788			51,447

Total Assets	$300,880			$300,960

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,680	53	0.30%	$37,057	113	0.61%
Time deposits	211,690	1,580	1.49%	211,098	2,116	2.00%

Total deposits	247,370	1,633	1.32%	248,155	2,229	1.80%
Other short-term borrowings	5,775	19	0.66%	5,685	19	0.67%
Long-term debt	3,403	69	4.06%	3,403	71	4.17%

Total interest-bearing liabilities	256,548	1,721	1.34%	257,243	2,319	1.80%

Non-interest bearing demand	32,158			31,587

Other liabilities	3,178			3,616
Stockholders’ equity (3)	8,996			8,514

Total Liabilities and Stockholders’ Equity	$300,880			$300,960

Net interest income/net interest spread		$4,124	3.67%		$4,724	3.92%

Net yield on earning assets			3.54%			3.83%

(1)	Average loans exclude average nonaccrual loans of $29.4 million and $22.4 million for the six months ended June 30, 2013 and 2012, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $267 thousand and $457 thousand of loan fee income for the six months ended June 30, 2013 and 2012.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three and six months ended June 30, 2013 compared to June 30, 2012.

	Three Months Ended June 30, 2013 Compared to 2012 Changes Due To:			Six Months Ended June 30, 2013 Compared to 2012 Changes Due To:
	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(419)	$(158)	$(577)	$(695)	$(353)	$(1,048)
Interest on securities	(66)	(28)	(94)	(107)	(49)	(156)
Interest on interest-bearing deposits in other financial institutions	0	—	0	(1)	1	—
Interest on federal funds sold	12	(7)	5	9	(3)	6

Total interest income	(473)	(193)	(666)	(794)	(404)	(1,198)

Interest on interest-bearing demand and savings deposits	(25)	(2)	(27)	(56)	(4)	(60)
Interest on time deposits	(237)	(5)	(242)	(816)	280	(536)
Interest on short-term borrowings	2	(2)	—	1	(1)	—
Interest on long-term debt	—	—	—	0	(2)	(2)

Total interest expense	(260)	(9)	(269)	(871)	273	(598)

Net interest income	$(213)	$(184)	$(397)	$77	$(677)	$(600)

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

A provision of $2.25 million was made for the six months ended June 30, 2013 as compared to a provision of $1.25 million made for the six months ended June 30, 2012. The provision for the second quarter of 2013 was $2.15 million compared to $510 thousand for the same period of 2012. The allowance for loan loss as a percentage of total loans was 2.50%, 2.48% and 2.43% at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Net charge-offs as a percentage of average outstanding loans were 1.04% for the six months ended June 30, 2013 and 0.49% for the six months ended June 30, 2012. Net charge-offs as a percentage of average outstanding loans were 0.84% for the three months ended June 30, 2013 and 0.13% for the three months ended June 30, 2012. Net loan charge-offs increased $1.2 million to $2.3 million for the six months ended June 30, 2013 when compared to $1.1 million for the six months ended June 30, 2012. Net loan charge-offs increased $1.5 million to $1.8 million for the three months ended June 30, 2013 when compared to $284 thousand for the three months ended June 30, 2012.

Other Income

Other income increased by approximately $196 thousand for the three months ended June 30, 2013 with $998 thousand compared to $802 thousand for the same period in 2012. The most significant component of other income is service charges on deposit accounts which accounts for 37.0% and 44.4% of total other income for the three months ended June 30, 2013 and 2012, respectively, and 43.0% and 49.1% of total other income for the six months ended June 30, 2013 and 2012, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the three months ended June 30, 2013 is largely due to the increases of approximately $108 thousand in gains on sales of securities available for sale with $384 thousand compared to $276 thousand for the same period in 2012.

Other Expenses

Other expenses were approximately the same for the three months ended June 30, 2013 with $2.97 million compared to $3.04 million for the same period in 2012. Other expenses for the three month ended June 30, 2013 primarily consisted of salaries and employee benefits of $907 thousand, expenses and write-downs related to foreclosed real estate of $363 thousand and occupancy related expenses of $305 thousand. At June 30, 2013, the number of full-time equivalent employees was 82 compared to 80 at June 30, 2012.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three and six months ended June 30, 2013 was $556 and $1,218, respectively compared to the three and six months ended June 30, 2012 with $832 and $1,724.

Income Tax Benefits

As of June 30, 2013, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended June 30, 2013 and 2012.

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

At June 30, 2013, the Bank’s liquidity ratio of 14.05% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of June 30, 2013, the Company had a total credit availability with FHLB of $6.5 million with $5.5 million in outstanding advances. It also had an available borrowing capacity through the Federal Reserve Discount Window of $2.1 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2013 are as follows:

June 30, 2013
(Dollars in thousands)
Commitments to extend credit	$2,063
Financial standby letters of credit	487
Other standby letters of credit	104

$2,654

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share.

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

CAPITOL CITY BANCSHARES, INC.

Date: August 14, 2013	/s/ George G. Andrews
George G. Andrews
CEO, President and Director

Date: August 14, 2013	/s/ Tatina Butler
Tatina Butler Senior Vice President of Accounting and
Financial Reporting (Principal Financial and Accounting Officer)