Form 10-Q
period 2013-09-30
CAPITOL CITY BANCSHARES INC
filed 2013-11-14
CIK 1070295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2013; 10,322,069; $1.00 par value common shares.

2

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
	(unaudited)
Assets

Cash and due from banks	$14,391,225	$7,807,478
Interest-bearing deposits at other financial institutions	507,471	727,124
Federal funds sold	300,000	6,340,000
Securities available for sale	39,835,875	42,609,727
Restricted equity securities, at cost	608,700	691,900

Loans, net of unearned income	210,931,447	217,650,162
Less allowance for loan losses	5,703,574	5,389,613
Loans, net	205,227,873	212,260,549

Premises and equipment, net	8,706,438	8,962,223
Foreclosed real estate	20,354,418	19,487,185
Other assets	1,552,304	1,776,673

Total assets	$291,484,304	$300,662,859

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$33,676,737	$33,116,883
Interest-bearing	244,254,297	248,224,450
Total deposits	277,931,034	281,341,333
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,840,771	1,726,692
Total liabilities	288,950,055	292,246,275

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,8000	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.00; 80,000,000 shares authorized; 10,322,069 and 10,292,069 shares issued and outstanding, respectively	10,322,069	10,292,069
Surplus	846,398	801,398
Retained deficit	(9,015,771)	(5,236,465)
Accumulated other comprehensive loss	(2,226,247)	(48,218)
Total stockholders’ equity	2,534,249	8,416,584

Total liabilities and stockholders’ equity	$291,484,304	$300,662,859

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

 Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$2,545,050	$2,972,413	$8,007,891	$9,483,606
Deposits in banks	42	430	656	970
Securities	190,923	230,240	565,034	760,762
Federal funds sold	4,003	35	10,734	1,115
Total interest income	2,740,018	3,203,118	8,584,315	10,246,453

Interest expense:
Deposits	796,642	1,007,113	2,430,235	3,236,101
Other borrowings	44,289	45,346	132,117	135,416
Total interest expense	840,931	1,052,459	2,562,352	3,371,517
Net interest income	1,899,087	2,150,659	6,021,963	6,874,936
Provision for loan losses	500,000	210,000	2,750,000	1,465,000
Net interest income after provision for loan losses	1,399,087	1,940,659	3,271,963	5,409,936

Other income:
Service charges on deposit accounts	407,110	371,006	1,136,443	1,069,585
Other fees and commissions	10,452	30,278	56,440	95,342
Gain (loss) on sales of available for sale securities	(62,532)	123,045	392,346	514,758
Rental Income	96,589	98,381	294,694	275,411
Other operating income	136,483	98,071	404,926	298,369
Total other income	588,102	720,781	2,284,849	2,253,465

Other expenses:
Salaries and employee benefits	902,347	908,284	2,744,931	2,781,672
Occupancy and equipment expenses, net	314,910	328,741	916,806	954,526
Loss on disposal of premises and equipment	-	-	-	7,453
Loss on sales of foreclosed real estate	114,384	-	250,277	37,993
Foreclosed real estate expenses and writedowns	247,197	141,076	780,704	887,261
Other operating expenses	1,185,329	1,101,862	4,613,644	3,964,384
Total other expenses	2,764,167	2,479,963	9,306,362	8,633,289

Income (loss) before income tax benefits	(776,978)	181,477	(3,749,550)	(969,888)

Income tax benefits	-	-	-	-
Net Income (loss)	(776,978)	181,477	(3,749,550)	(969,888)

Preferred stock dividends	(12,156)	(12,156)	(29,756)	(62,156)
Net Income (loss) available to common shareholders	(789,134)	169,321	(3,779,306)	(1,032,044)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period, net of tax	(817,417)	2,244	(1,785,683)	501,078
Reclassification adjustment for realized losses (gains) on securities available for sale arising during the period, net of tax	62,532	(123,045)	(392,346)	(514,758)

Comprehensive income (loss)	$(1,544,019)	$48,520	$(5,957,335)	$(1,045,724)

Basic income (losses) per common share	$(0.08)	$0.02	$(0.36)	$(0.10)

Diluted income (losses) per common share	$(0.08)	$0.02	$(0.36)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(3,749,550)	$(969,888)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	628,185	739,539
Provision for loan losses	2,750,000	1,465,000
Net gain on sale of securities available for sale	(392,346)	(514,758)
Other-than-temporary impairment of securities	-	262,437
Loss on sale of foreclosed assets	250,277	37,993
Writedowns of foreclosed real estate	166,050	258,500
Loss on sale of premises and equipment	-	7,453
Increase in dividends payable on preferred stock	(29,756)	(62,156)
Net other operating activities	338,448	145,363
Net cash provided by operating activities	(38,692)	1,369,483

INVESTING ACTIVITIES
Purchases of securities available for sale	(26,087,831)	(38,068,420)
Proceeds from sales of securities available for sale	22,337,214	32,607,710
Proceeds from maturities and paydowns of securities available for sale	4,477,752	3,805,378
Proceeds from sales of restricted equity securities	83,200	101,000
Net (increase) decrease in interest-bearing deposits at other financial institutions	219,653	(91,936)
Net (increase) decrease in federal funds sold	6,040,000	(350,000)
Net decrease in loans	3,210,746	1,082,883
Capitalized costs on foreclosed real estate	(452,891)	(287,673)
Proceeds from sale of foreclosed real estate	241,261	163,280
Proceeds from sale of other assets	-	10,503
Payments for construction in process	-	(238,182)
Purchase of premises and equipment	(111,366)	(80,971)
Net cash provided by (used in) investing activities	9,957,738	(1,346,428)

FINANCING ACTIVITIES
Net decrease in deposits	(3,410,299	(2,154,965)
Proceeds from issuance of preferred stock	-	1,000,000
Proceeds from issuance of common stock	75,000	1,095,000
Proceeds from exercise of stock options	-	10,001
Net cash used in financing activities	(3,335,299)	(49,964)

Net decrease in cash and due from banks	6,583,747	(26,909)

Cash and due from banks at beginning of year	7,807,478	7,029,604

Cash and due from banks, end of period	$14,391,225	$7,002,695

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,525,615	$3,375,344

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$1,595,633	$1,156,717
Financed sales of foreclosed real estate	$509,503	$994,792

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

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after September 30, 2013, but prior to November 14, 2013, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At September 30, 2013 and December 31, 2012, those restricted balances were $2,753,491 and $2,453,491, respectively.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at September 30, 2013. Further, all years subsequent to 2009 remain subject to evaluation. The Company’s 2009 Federal tax return is currently subject to an ongoing audit. Such audit could result in additional amounts owed; however, at this time, any such amounts are not known or reasonably estimable.

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

The Bank is in compliance with various terms of the Order, with exceptions including compliance with required capital and problem asset levels. Specifically, other material provisions have been addressed as follows:

i.	Prior to and since the Order, it has been and continues to be the primary focus of the Board of Directors and Bank’s management to get the Bank back on sound financial footing. The Board in general and each committee in particular are taking a more active role the affairs of the Bank.

ii.	The new Chief Executive Officer, John Turner, has taken on the role and responsibility of enforcement and oversight for compliance with the Order. A quarterly report is submitted on the status of the Bank’s compliance. Additionally, he had an immediate positive impact on the Bank’s overall financial position with the implementation of a number of new fee based products, including a new merchant services program, and organizational cost controls. These actions have had a positive impact on the Bank’s bottom line.

iii.	The committee established for oversight of compliance with the Order, the Compliance Committee, is active and ongoing.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

iv.	The Bank is currently below the requisite minimum capital ratios of Tier 1 capital at 8% of total assets and total risk based capital at 10% of total risked based assets. The Bank continues to actively pursue those institutional investors that have made conditional commitments to us. Additionally, the Bank will continue to solicit on an ongoing basis investment from individuals. As these funds are infused, its capital ratios will improve to the required levels.

v.	The Bank’s lending and collection policy has been updated. Additionally, procedures and guidelines have been implemented that strengthen the Bank’s underwriting of loans, especially as relates to the Bank’s loan concentrations in church and c-store loans. The Bank believes these improvements will also positively impact the credit quality of our portfolio as new loans are written and existing credits are reevaluated.

vi.	The Bank has eliminated from its books those loans classified as “loss” and 50% of those classified as “doubtful”. This information is reflected in the Bank’s 2010 financial statements. These charge-offs had a significant impact on its overall allowance for loan losses calculation (ALLL). The Bank continues to evaluate the sufficiency of our allowance for loan losses based on its historical charge offs and related economic conditions.

vii.	The Bank recognizes that it continues to have a high concentration of church and c-store loans. Accordingly, the Bank prepares, on a quarterly basis, a risk analysis not only on those loans but on the entire loan portfolio of the Bank. The report is presented to the Board and submitted to the FDIC as part of the Order.

viii.	The Bank is no longer accepting brokered deposits. The Bank is making every effort to increase our core deposit base through enforcement of loan agreements and offering new and improved depository accounts. The Bank is accepting internet deposits.

ix.	It is the Bank’s practice to comply with all regulatory and accounting guidelines in relation to the ALLL’s methodology and its adequacy. However, a formal and comprehensive policy is still in the developmental stages.

x.	The Bank’s budget plan has been revised.

xi.	Progress reports are submitted to the Federal Deposit Insurance Corporation and Georgia Department of Banking and Finance on a quarterly basis.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank has not achieved the required capital levels mandated by the Order. To date, the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2012 and the first nine months of 2013. The Bank’s continuing level of problem loans as of the quarter ended September 30, 2013 and the Bank’s capital levels continuing to be in the “significantly under capitalized” category of the regulatory framework for prompt corrective action as of September 30, 2013 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department which could include actions to protect the depositors.

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

During the first quarter of 2013, the Company discovered a material misappropriation of cash due to suspected collusion of employees. Management continues to work diligently with the appropriate authorities in this matter and believes that this misappropriation is fully covered, less appropriate deductibles, by its insurance policies. The Company’s condensed consolidated financial statements for the nine months ended September 30, 2013 include an other operating expense of $933,000, which is equal to the full amount of the loss.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Government sponsored enterprises (GSEs)	$-	$-	$-	$-
State, county and municipals	8,946,264	7,325	(902,926)	8,050,663
Mortgage-backed securities GSE residential	32,700,420	12,760	(1,343,406)	31,369,774
Trust preferred securities	365,438	-	-	365,438
Total debt securities	42,012,122	20,085	(2,246,332)	39,785,875
Equity securities	50,000	-	-	50,000
Total securities	$42,062,122	$20,085	$(2,246,332)	$39,835,875

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Government sponsored enterprises (GSEs)	$2,000,000	$5,760	$-	$2,005,760
State, county and municipals	9,345,055	88,501	(125,929)	9,307,627
Mortgage-backed securities GSE residential	30,897,452	114,419	(130,969)	30,880,902
Trust preferred securities	365,438	-	-	365,438
Total debt securities	42,607,945	208,680	(256,898)	42,559,727
Equity securities	50,000	-	-	50,000
Total securities	$42,657,945	$208,680	$(256,898)	$42,609,727

The amortized cost and fair value of debt securities as of September 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$-	$-
Due from one to five years	786,306	778,727
Due from five to ten years	2,515,394	2,301,135
Due after ten years	6,010,002	5,336,239
Mortgage-backed securities	32,700,420	31,369,774
	$42,012,122	$39,785,875

Securities with a carrying value of $9,878,998 and $16,222,527 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Unrealized Losses
September 30, 2013
State, county and municipals	$6,552,221	$(865,047)	$757,845	$(37,879)	$(902,926)
Mortgage-backed securities GSE residential	23,328,113	(1,060,795	6,545,133	(282,611)	(1,343,406)
Total securities	$29,880,334	$(1,925,842)	$7,302,978	$(320,490)	$(2,246,332)

December 31, 2012
State, county and municipals	$6,679,387	$(125,929)	$-	$-	$(125,929)
Mortgage-backed securities GSE residential	17,211,179	(130,969)	-	-	(130,969)
Total securities	$23,890,566	$(256,898)	$-	$-	$(256,898)

Mortgage-backed securities GSE residential. There were unrealized losses on 17 GSE mortgage-backed securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

State, county and municipal securities. There were unrealized losses on 10 state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of September 30, 2013.

NOTE 6. LOANS

The composition of loans is summarized as follows:

	September 30, 2013	December 31, 2012

Unsecured	$580,624	$822,538
Cash Value	2,754,377	3,393,228
Residential Real Estate	22,213,885	24,604,432
Commercial Real Estate	182,262,771	185,352,416
Business Assets	2,155,471	2,621,853
Vehicles	1,721,534	1,686,508
Other	363,212	101,655
	212,051,874	218,582,630

Unearned loan fees	(1,120,427)	(932,468)
Allowance for loan losses	(5,703,574)	(5,389,613)
Loans, net	$205,227,873	$212,260,549

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of September 30, 2013 were 0.27% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of September 30, 2013 were 1.30% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of September 30, 2013 were 10.48% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of September 30, 2013 were 85.95% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of September 30, 2013 were 1.02% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of September 30, 2013 were 0.81% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of September 30, 2013 were less than 0.17% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and nine months ended September 30, 2013, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended September 30, 2013
Beginning balance	$164,593	$11,105	$2,719,419	$1,855,323	$372,025	$242,849	$-	$-	$5,365,314
Charge-offs	(2,295)	-	(102,441)	(41,278)	(45,000)	(2,130)	-	-	(193,144)
Recoveries	790	-	22,927	4,300	800	2,587	-	-	31,404
Provision	6,309	297	345,573	175,242	(18,503)	(8,918)	-	-	500,000
Ending balance	$169,397	$11,402	$2,985,478	$1,993,587	$309,322	$234,388	$-	$-	$5,703,574

Allowance for loan losses:
For the nine months ended September 30, 2013
Beginning balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$-	$-	$5,389,613
Charge-offs	(158,252)	(17,054)	(1,288,821)	(820,466)	(271,720)	(36,666)	-	-	(2,592,979)
Recoveries	4,690	-	42,177	92,671	12,198	5,204	-	-	156,940
Provision	245,457	11,402	1,903,898	462,276	91,333	35,634	-	-	2,750,000
Ending balance	$169,397	$11,402	$2,985,478	$1,993,587	$309,322	$234,388	$-	$-	$5,703,574

Ending balance - individually evaluated impairment	$-	$-	$1,192,689	$1,319,600	$45,013	$89,754	$-	$-	$2,647,056

Loans:
Ending balance (1)	$580,624	$2,754,377	$22,213,885	$182,262,771	$2,155,471	$1,721,534	$363,212	$-	$212,051,874

Ending balance - Loans individually evaluated for impairment	$27,219	$-	$8,925,411	$37,214,186	$954,658	$288,542	$-	$-	$47,410,016

(1) Loan balances presented are gross of unearned loan fees of $1,120,427.

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
December 31, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$-	$-	$5,154,505
Charge-offs	(25,523)	-	(605,011)	(1,051,727)	(2,087)	(9,633)	-	-	(1,693,981)
Recoveries	2,584	-	66,437	105,116	23,160	9,515	-	-	206,812
Provision	2,480	327	783,513	724,947	156,697	54,313	-	-	1,722,277
Ending balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$-	$-	$5,389,613

Ending balance - individually evaluated impairment	$11,060	$17,054	$1,645,625	$1,075,729	$293,697	$81,037	$-	$-	$3,124,202

Loans:
Ending balance (1)	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$-	$218,582,630

Ending balance - Loans individually evaluated for impairment	$40,017	$17,054	$13,001,107	$34,805,680	$561,091	$123,984	$-	$-	$48,548,933

(1) Loan balances presented are gross of unearned loan fees of $932,468.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the three and nine months ended September 30, 2012, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Unallocated	Total
Allowance for loan losses:
For the three months ended September 30, 2012
Beginning balance	$68,054	$17,054	$1,918,017	$2,485,621	$417,264	$216,848	$-	$214,725	$5,337,583
Charge-offs	(8,901)	-	-	-	-	-	-	-	(8,901)
Recoveries	130	-	49,330	7,521	3,508	-	-	-	60,489
Provision	12,431	-	302,682	44,392	29,164	5,709	-	(184,378)	210,000
Ending balance	$71,714	$17,054	$2,270,029	$2,537,534	$449,936	$222,557	$-	$30,347	$5,599,171

Allowance for loan losses:
For the nine months ended September 30, 2012
Beginning balance	$97,961	$16,727	$2,083,285	$2,480,770	$299,741	$176,021	$-	$-	$5,154,505
Charge-offs	(23,226)	-	(500,597)	(663,630)	(2,087)	(9,633)	-	-	(1,199,173)
Recoveries	2,584	-	55,732	97,531	13,542	9,450	-	-	178,839
Provision	(5,605)	327	631,609	622,863	138,740	46,719	-	30,347	1,465,000
Ending balance	$71,714	$17,054	$2,270,029	$2,537,534	$449,936	$222,557	$-	$30,347	$5,599,171

Ending balance - individually evaluated impairment	$11,734	$17,054	$1,657,620	$537,932	$280,819	$80,381	$-	$-	$2,585,540

Loans:
Ending balance (1)	$704,633	$4,008,351	$24,617,367	$184,838,065	$2,555,596	$1,700,509	$102,340	$-	$218,526,861

Ending balance - Loans individually evaluated for impairment	$38,954	$17,054	$12,876,838	$35,956,829	$589,950	$124,783	$-	$-	$49,604,408

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of September 30, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$29,514	$27,219	$-	$27,219	$-
Cash value	-	-	-	-	-
Residential real estate	10,829,549	5,279,739	3,645,672	8,925,411	1,192,689
Commercial real estate	39,335,545	25,314,960	11,899,226	37,214,186	1,319,600
Business assets	999,658	676,117	278,541	954,658	45,013
Vehicles	290,672	161,369	127,173	288,542	89,754
Other	-	-	-	-	-

	As of December 31, 2012
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$44,634	$28,957	$11,060	$40,017	$11,060
Cash value	19,543	-	17,054	17,054	17,054
Residential real estate	15,758,053	6,419,011	6,582,096	13,001,107	1,645,625
Commercial real estate	40,127,425	22,047,391	12,758,289	34,805,680	1,075,729
Business assets	657,529	92,819	468,272	561,091	293,697
Vehicles	165,850	5,529	118,455	123,984	81,037
Other	-	-	-	-	-

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three and nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012, by portfolio segment, is as follows:

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Unsecured	$30,617	$(223)	$37,066	$461
Cash value	-	-	17,054	-
Residential real estate	10,427,323	27,491	12,359,724	177,069
Commercial real estate	36,539,556	240,407	35,623,635	562,398
Business assets	812,505	6,071	599,140	2,777
Vehicles	195,806	4,692	125,162	884
Other	-	-	-	-

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$31,652	$-	$36,963	$774
Cash value	-	-	17,054	-
Residential real estate	11,263,029	78,198	12,195,955	266,947
Commercial real estate	36,000,739	684,189	35,183,961	963,036
Business assets	790,734	21,811	619,441	9,451
Vehicles	172,658	4,692	131,204	1,175
Other	-	-	-	-

	Year ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized
Unsecured	$52,549	$860
Cash value	17,054	-
Residential real estate	12,590,802	353,218
Commercial real estate	35,194,208	1,314,075
Business assets	605,742	32,322
Vehicles	134,690	7,582
Other	-	-

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of September 30, 2013:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$525,769	$26,320	$1,316	$27,636	$27,219	$580,624
Cash value	2,754,377	-	-	-	-	2,754,377
Residential real estate	15,626,460	710,187	24,313	734,500	5,852,925	22,213,885
Commercial real estate	151,047,361	4,033,865	3,070,654	7,104,519	24,110,891	182,262,771
Business assets	1,183,655	10,221	-	10,221	961,595	2,155,471
Vehicles	1,321,711	48,567	7,075	55,642	344,181	1,721,534
Other	363,212	-	-	-	-	363,212

	$172,822,545	$4,829,160	$3,103,358	$7,932,518	$31,296,811	$212,051,874

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following are the delinquent amounts, by portfolio segment, as of December 31, 2012:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$802,020	$20,518	$-	$20,518	$-	$822,538
Cash value	3,373,835	19,393	-	19,393	-	3,393,228
Residential real estate	18,982,218	451,314	135,007	586,321	5,035,893	24,604,432
Commercial real estate	154,822,727	7,691,888	632,367	8,324,255	22,205,434	185,352,416
Business assets	1,555,326	387,218	-	387,218	679,309	2,621,853
Vehicles	1,533,528	145,902	-	145,902	7,078	1,686,508
Other	101,655	-	-	-	-	101,655

	$181,171,309	$8,716,233	$767,374	$9,483,607	$27,927,714	$218,582,630

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of September 30, 2013, three commercial real estate loans totaling approximately $3.25 million, one residential real estate loan totaling approximately $38 thousand, two business asset loans totaling approximately $46 thousand and one vehicle loan totaling approximately $26 thousand were past due less than 90 days and carried as nonaccrual at management’s discretion based on therefore mentioned qualifications. As of September 30, 2013, loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

The following table presents the Company’s loans by risk rating, before unearned loan fees, at September 30, 2013:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total

Grade 1 (Prime)	$330	$27,693	$-	$-	$-	$-	$-	$28,023
Grade 2 (Superior)	13,216	-	-	-	-	1,191	-	14,407
Grade 3 (Acceptable-Average)	519,307	2,688,677	9,417,848	97,304,417	1,138,782	1,340,250	262,385	112,671,666
Grade 4 - Fair (Watch)	-	-	544,043	10,670,017	-	9,929	100,827	11,324,816
Grade 5 (Special Mention)	-	-	319,639	20,092,529	-	-	-	20,412,168
Grade 6 (Substandard)	46,455	38,007	11,858,823	54,195,808	1,016,689	370,164	-	67,525,946
Grade 7 (Doubtful)	1,316	-	73,532	-	-	-	-	74,848
Grade 8 (Loss)	-	-	-	-	-	-	-	-
	$580,624	$2,754,377	$22,213,885	$182,262,771	$2,155,471	$1,721,534	$363,212	$212,051,874

The following table presents the Company’s loans by risk rating at December 31, 2012:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total

Grade 1 (Prime)	$900	$27,496	$-	$-	$-	$-	$-	$28,396
Grade 2 (Superior)	16,163	220,824	-	339,757	-	3,969	-	580,713
Grade 3 (Acceptable-Average)	678,806	3,061,567	9,685,196	111,762,353	1,758,313	1,295,909	-	128,242,144
Grade 4 - Fair (Watch)	-	66,287	980,562	5,477,217	-	18,387	-	6,542,453
Grade 5 (Special Mention)	-	-	860,863	16,236,103	288,068	175,254	-	17,560,288
Grade 6 (Substandard)	126,669	-	13,077,811	51,536,986	575,472	192,989	101,655	65,611,582
Grade 7 (Doubtful)	-	-	-	-	-	-	-	-
Grade 8 (Loss)	-	17,054	-	-	-	-	-	17,054
	$822,538	$3,393,228	$24,604,432	$185,352,416	$2,621,853	$1,686,508	$101,655	$218,582,630

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

The Company’s TDRs as of September 30, 2013 and December 31, 2012 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	September 30, 2013	December 31,2012

Performing TDRs	$14,099,175	$15,166,660
Non-performing TDRs	12,853,150	6,472,817
Total TDRs	$26,952,325	$21,639,477

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Accruing	Non-Accrual	Total

Unsecured	$-	$-	$-
Cash value	-	-	-
Residential real estate	3,017,753	2,480,120	5,497,873
Commercial real estate	11,071,206	10,373,030	21,444,236
Business assets	10,216	-	10,216
Vehicles	-	-	-
Other	-	-	-
Total TDRs	$14,099,175	$12,853,150	$26,952,325

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2012
	Accruing	Non-Accrual	Total

Unsecured	$-	$-	$-
Cash value	-	-	-
Residential real estate	6,276,108	1,533,958	7,810,066
Commercial real estate	8,880,336	4,938,859	13,819,195
Business assets	10,216	-	10,216
Vehicles	-	-	-
Other	-	-	-
Total TDRs	$15,166,660	$6,472,817	$21,639,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. The policy also considers payment history of the borrower, but is not dependent upon a specific number of payments.

The Company recorded $932,944 and $536,111 in specific reserves as of September 30, 2013 and December 31, 2012, respectively. The Company recognized $242,417 in charge offs on TDR loans during the nine months ended September 30, 2013 and $204,143 in charge offs on TDR loans for the year ended December 31, 2012.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of September 30, 2013 and December 31, 2012 are presented in the table below:

	September 30, 2013	December 31, 2012

Lowered interest rate and/or payment amount	$14,020,247	$8,195,283
Interest only payment terms	1,560,598	3,434,438
Interest only & rate reduction	1,715,202	748,324
Waived interest and/or late fees	4,327,672	3,282,608
A&B note structure	3,765,786	1,429,139
Substitution of debtor	1,562,820	4,549,685
Total TDRs	$26,952,325	$21,639,477

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Unsecured	-	$-	-	$-
Cash value	-	-	-	-
Residential real estate	12	5,508,109	9	7,865,546
Commercial real estate	28	21,507,554	20	13,881,050
Business assets	1	11,502	1	10,896
Vehicles	-	-	-	-
Other	-	-	-	-
Total TDRs	41	$27,027,165	30	$21,757,492

There have been no loans modified as TDRs within the past nine months for which there was a payment default within the nine month period ended September 30, 2013. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2012.

NOTE 7. LOSSES PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders	$(789,134)	$169,321	$(3,779,306)	$(1,032,044)
Weighted average common shares outstanding	10,307,308	10,257,730	10,297,205	10,128,578
Net effect of the assumed exercise of stock options based on the treasury stock method using the average market price for the period	-	104,843	-	104,843
Average number of common shares outstanding used to calculate diluted earnings per common share	10,307,308	10,362,573	10,297,205	10,233,421

Weighted average common shares outstanding are used in the dilutive earnings per share calculation for the three and nine months ended September 30, 2013, as there was a net loss available to common shareholders and inclusion of common stock equivalents would have been anti-dilutive.

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

At December 31, 2012, all outstanding options were fully vested and there were no options granted during the three and nine month periods ended September 30, 2013 and 2012. Therefore, there was no compensation cost related to share-based payments for the three and nine months ended September 30, 2013 and 2012. Additionally, all options expired during the second quarter of 2013 leaving no options outstanding at September 30, 2013.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table represents stock option activity for the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Weighted-
		Weighted-		Weighted-	Average
		Average		Average	Remaining
		Exercise		Exercise	Contractual
	Shares	Price	Shares	Price	Term (Years)
Options outstanding beginning of period	-	$-	106,656	$0.94
Options forfeited	-	-	-	-
Options expired	-	-	106,656	0.94
Options outstanding end of period	-	$-	-	$-	-
Outstanding exercisable end of period	-	$-	-	$-	-

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

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	September 30, 2013
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$-	$-	$-	$-
State, county and municipals	8,050,663	-	8,050,663	-
Mortgage-backed securities GSE residential	3,369,774	-	3,369,774	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	39,785,875	-	39,420,437	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$39,835,875	$-	$39,420,437	$415,438

Nonrecurring fair value measurements:

Impaired loans	$23,999,571	$-	$-	$23,999,571	$(1,473,216)
Foreclosed real estate	5,504,512	-	-	5,504,512	(166,050)
Total nonrecurring fair value measurements	$29,504,083	$-	$-	$29,504,083	$(1,639,266)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$23,999,571	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -8.0%(-6.89%)
			Discount for lack of marketability and age of appraisal	0.0% to -92.0%(3.39%)
Foreclosed real estate	$5,504,512	Appraisal (1)	Liquidation expenses (2)	0.0% to -7.0%(-6.9%)
			Discount for lack of marketability and age of appraisal	0.0% to -18.0%(1.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$2,005,760	$-	$2,005,760	$-
State, county and municipals	9,307,627	-	9,307,627	-
Mortgage-backed securities GSE residential	30,880,902	-	30,880,902	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	42,559,727	-	42,194,289	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$42,609,727	$-	$42,194,289	$415,438

Nonrecurring fair value measurements:

Impaired loans	$25,525,940	$-	$-	$25,525,940	$(1,848,164)
Foreclosed real estate	5,412,435	-	-	5,412,435	(802,157)
Total nonrecurring fair value measurements	$30,938,375	$-	$-	$30,938,375	$(2,650,321)

	September 30, 2012
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$2,005,420	$-	$2,005,420	$-
State, county and municipals	9,471,399	-	9,471,399	-
Mortgage-backed securities GSE residential	32,193,093	-	32,193,093	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	44,035,350	-	43,669,912	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$44,085,350	$-	$43,669,912	$415,438

Nonrecurring fair value measurements:

Impaired loans	$26,435,455	$-	$-	$26,435,455	$(781,262)
Foreclosed real estate	-	-	-	-	-
Total nonrecurring fair value measurements	$26,435,455	$-	$-	$26,435,455	$(781,262)

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

	September 30, 2013			December 31, 2012
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$365,438	$50,000	$415,438	$627,875	$50,000	$677,875
Total gains or losses for the period
Loss on OTTI Impairment included in earnings	-	-	-	(262,437)	-	(262,437)
Included in other comprehensive income	-	-	-	-	-	-
Closing balance	$365,438	$50,000	$415,438	$365,438	$50,000	$415,438

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

The Company did not identify any liabilities that are required to be presented at fair value as of September 30, 2013 and as of December 31, 2012.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amounts and fair values for other financial instruments that are not measured at fair value on a recurring basis at September 30, 2013, December 31, 2012, and September 30, 2012 are as follows:

	September 30, 2013
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$507,471	$507,471	$-	$-	$507,471
Federal funds sold	300,000	300,000	-	-	300,000
Restricted equity securities	608,700	-	608,700	-	608,700
Loans, net	205,227,873	-	-	208,846,201	-

Financial liabilities:
Deposits	277,931,034	-	276,544,407	-	-
Note payable	275,250	-	-	275,250	-
Federal Home Loan Bank advances	5,500,000	-	5,504,354	-	275,250
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

	December 31, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$727,124	$727,124	$-	$-	$727,124
Federal funds sold	6,340,000	6,340,000	-	-	6,340,000
Restricted equity securities	691,900	-	691,900	-	691,900
Loans, net	212,260,549	-	-	212,704,841	212,704,841

Financial liabilities:
Deposits	281,341,333	-	283,707,789	-	283,707,789
Note payable	275,250	-	-	275,250	275,250
Federal Home Loan Bank advances	5,500,000	-	5,495,163	-	5,495,163
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

	September 30, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$727,447	$727,447	$-	$-	$727,447
Federal funds sold	945,000	945,000			945,000
Restricted equity securities	691,900	-	691,900	-	691,900
Loans, net	212,120,998	-	-	212,518,287	212,518,287

Financial liabilities:
Deposits	274,743,817	-	273,295,129	-	273,295,129
Note payable	275,250	-	-	275,250	275,250
Federal Home Loan Bank advances	5,500,000	-	5,501,134	-	5,501,134
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance for financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 was issued to eliminate diversity in current disclosure practices and does not require new recurring disclosures. For public entities, this amendment is effective for fiscal years, and corresponding interim periods, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share. As of September 30, 2013, 30,000 shares have been sold.

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2013, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 7, 2014 and July 21, 2014.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At September 30, 2013, the Company had credit availability with FHLB of approximately $6.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

FORWARD - LOOKING STATEMENTS

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

EXECUTIVE SUMMARY

As of September 30, 2013, we reported total assets of $291.5 million, a decrease of approximately $9.2 million, or 3.1%, from December 31, 2012. The decrease in total assets included a decrease in federal funds sold of $6.0 million, securities available for sale of $2.8 million and net loans of $7.0 million. The decrease was offset by increases in cash and due from banks of $6.6 million. For the nine months ended September 30, 2013, we had net loss of $3.7 million as compared to a net loss of $970 thousand for the nine months ended September 30, 2012. For the three months ended September 30, 2013, we had a net loss of $777 thousand as compared to a net loss of $181 thousand for the three months ended September 30, 2012.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2013, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2012 and for the nine months ended September 30, 2013.

FINANCIAL CONDITION

Total assets decreased during the first nine months of 2013 by $9.2 million from $300.7 million to $291.5 million, or 3.1%. Securities available for sale decreased approximately $2.8 million and federal funds sold decreased $6.0 million. Total loans, net of unearned income decreased approximately $7.0 million. There were approximately $2.6 million in loans charged off during the first nine months of 2013. The loan to deposit ratio at September 30, 2013 was approximately 75.9% and approximately 77.4% at December 31, 2012.

Total deposits decreased approximately $3.4 million, or 1.2%, when comparing September 30, 2013 to December 31, 2012. This decrease is attributed to a $4.0 million decrease in interest bearing demand deposits, money market accounts and time deposits offset by an increase of $560 thousand in non-interest bearing demand deposits. Time deposits of $100,000 or more decreased by $3.5 million during the first nine months of 2013 to $134.3 million, while other time deposits increased during the first nine months by $458 million, to $74.8 million. Noninterest-bearing demand deposits accounted for 12.1% and 11.8% of total deposits at September 30, 2013 and December 31, 2012, respectively. Brokered certificates of deposits decreased $1.2 million to $5.0 million as of September 30, 2013.

Stockholders’ equity decreased by $5.9 million for the nine months ended September 30, 2013. This decrease consisted of net loss of $3.7 million and net decreases in accumulated other comprehensive income of $2.2 million.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $39.8 million at September 30, 2013, compared to $42.6 million at December 31, 2012. Activity in our securities portfolio during the first nine months of the year included the purchases of $18.6 million in mortgage-backed securities and $7.4 million in municipal bonds, which were offset by the sales and calls of $8.1 million in state, county, and municipal bonds, sales of $2 million in U.S. Government sponsored enterprises, sales of $13.2 million in mortgage-backed securities, and the paydowns of $3.5 million in mortgage-backed securities. Gains on the sales of securities available for sale for the nine months ended September 30, 2013 were $392 thousand. At September 30, 2013, the securities portfolio had unrealized net losses of approximately $2.2 million.

The following table shows the carrying value of the securities available for sale at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored enterprises (GSEs)	$-	$2,006
State, county and municipals	8,051	9,308
Mortgage-backed securities GSE residential	31,370	30,881
Trust preferred securities	365	365
Equity securities	50	50
Total securities	$39,836	$42,610

LOANS

Total loans, net of unearned income decreased approximately $6.7 million, or 3.1%, at September 30, 2013.

At September 30, 2013, the Company had loan concentrations in real estate totaling $204.5 million or 96.4% of total loans. Loans secured by the cash value of deposits or investments totaled $2.8 million or 1.3% of total loans. The remaining $4.8 million or 2.3% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Unsecured	$581	$823
Cash value	2,754	3,393
Residential real estate	22,214	24,604
Commercial real estate	182,263	185,352
Business assets	2,155	2,622
Vehicles	1,722	1,687
Other	363	102
Total Loans	$212,052	$218,583

ASSET QUALITY

At September 30, 2013, the loan portfolio was 72.7% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Loan Group Description
Unsecured	$169.397	29.17%	$77,502	9.42%
Cash Value	11,402	0.41%	17,054	0.50%
Residential real estate	2,985,478	13.44%	2,328,224	9.46%
Commercial real estate	1,993,587	1.09%	2,259,106	1.22%
Business assets	309,322	14.35%	477,511	18.21%
Vehicles	234,388	13.62%	230,216	13.65%
Other	-	0.00%	-	0.00%
Unallocated	-	0.00%	-	0.00%
Total Allowance for Loan Loss	$5,703,574	2.69%	$5,389,613	2.48%

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

As of December 31, 2012, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate increased by $657 thousand when comparing September 30, 2013 to December 31, 2012. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of September 30, 2013, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of September 30, 2013 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the three and nine month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Average amount of loans outstanding	$212,636	$219,438	$217.119	$221,195

Balance of allowance for loan losses at beginning of period	$5,365	$5,338	$5,390	$5,154
Loans charged off
Commercial	(45)	-	(272)	(12)
Real estate	(144)	-	(2,109)	(1,164)
Installment	(4)	(9)	(212)	(23)
	(193)	(9)	(2,593)	(1,199)

Loans recovered
Commercial	1	-	12	23
Real estate	27	56	135	153
Installment	3	4	10	3
	31	60	157	179

Net charge-offs	(162)	51	(2,436)	(1,020)

Additions to allowance charged to operating expense during period	500	210	2,750	1,465

Balance of allowance for loan losses at end of period	$5,704	$5,599	$5,704	$5,599

Ratio of net loans charged-off during the period to average loans outstanding	0.08%	0.02%	1.12%	0.46%

As of September 30, 2013, the Company had approximately $47.4 million in loans specifically evaluated for impairment with approximately $2.6 million in associated specific reserves. As of December 31, 2012, the Company had $48.5 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. Impaired loans represented 22.4% and 22.2% of the portfolio as of September 30, 2013 and December 31, 2012, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $31.3 million and $27.9 million of nonaccrual loans as of September 30, 2013 and December 31, 2012, respectively.

We note the impaired loans for the Company have decreased by $1.1 million since December 31, 2012. We also note the amount of specific reserves has decreased from $3.1 million to $2.6 million from December 31, 2012 to September 30, 2013. The Company continues to recover payments from non-performing customers at a steady pace as compared to December 31, 2012.

The remaining portfolio of loans not considered impaired as of September 30, 2013 was $164.6 million, and the allowance for loan losses associated with these loans was $3.1 million or 1.8% of the unimpaired principal balance. As of December 31, 2012, loans not considered impaired were $170 million and the associated allowance was $2.3 million or 1.3% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $3.1 million in 2011, $1.7 million in 2012, and $2.6 million as of September 30, 2013. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of September 30, 2013, $204.5 million of our $212.1 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes non-accruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $54.8 million at September 30, 2013, representing an increase of $6.6 million (13.6%) from December 31, 2012. This increase is attributable to an increase of $3.4 million in non-accruing loans, $2.3 million in past dues over 90 days still accruing, and $867 thousand in foreclosed real estate. Total nonperforming assets were 25.8% of total loans at September 30, 2013, compared to 22.1% at December 31, 2012. Nonperforming assets represented 18.8% of total assets at September 30, 2013, compared to 16.0% of total assets at December 31, 2012. Nonaccrual loans represented 14.8% of total loans outstanding at September 30, 2013, compared to 12.83% of total loans outstanding at December 31, 2012. There were no related party loans which were considered to be nonperforming at September 30, 2013.

The following summarizes nonperforming assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Total non-accruing loans	$31.297	$27,927
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,103	767
Other real estate owned	20,354	19,487
Repossessed assets	-	-
Total nonperforming assets	$54,754	$48,181

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at September 30, 2013 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits increased approximately $286 thousand when comparing the nine months ended September 30, 2013 to the same period in 2012.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$32,877	0.00%	$31,169	0.00%
Interest bearing demand and savings deposits	35,421	0.26%	36,520	0.50%
Time deposits	208,259	1.50%	206,870	1.87%
Total	$276,558	1.32%	$274,559	1.66%

	For the Nine Months Ended September 30,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$32,401	0.00%	$31,686	0.00%
Interest bearing demand and savings deposits	35,592	0.28%	36,876	0.57%
Time deposits	210,534	1.49%	209,679	1.96%
Total	$278,527	1.32%	$278,241	1.75%

Time deposits greater than $100,000 totaled $134.3 million at September 30, 2013, compared to $137.9 million at December 31, 2012. Our overall change in time deposits between December 31, 2012 and September 30, 2013 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At September 30, 2013, our capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At September 30, 2013, stockholders’ equity was $2.5 million versus $8.4 million at December 31, 2012. This decrease is attributed to a net loss of $3.7 million and net decreases in accumulated other comprehensive income of $2.2 million. These declines were offset by proceeds from the issuance of common stock totaling $75 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2013, the Bank’s capital ratios were considered significantly under capitalized and the consolidated capital ratios were considered significantly under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2013 and December 31, 2012 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013
Total Capital to Risk Weighted
Assets:
Consolidated	$9,480	3.82%	$19,843	8.00%	N/A	N/A
Bank	$12,081	4.87%	$19,833	8.00%	$24,792	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$6,347	2.56%	$9,921	4.00%	N/A	N/A
Bank	$8,950	3.61%	$9,917	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$6,347	2.18%	$11,660	4.00%	N/A	N/A
Bank	$8,950	3.07%	$11,650	4.00%	$23,300	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income decreased by $853 thousand for the nine months ended September 30, 2013 with $6.0 million compared to $6.9 million for the same period in 2012. Net interest income decreased by $252 thousand for the three months ended September 30, 2013 with $1.9 million compared to $2.2 million for the same period in 2012.

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

The net interest margin was 3.40% and 3.49% for the three and nine months ended September 30, 2013, respectively, as compared to 3.59% and 3.75% for the three and nine months ended September 30, 2012. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$180,528	$2,545	5.67%	$195,365	$2,972	6.12%
Securities (4)	41,919	191	1.83%	42,383	230	2.18%
Interest-bearing deposits in other financial institutions	664	-	0.00%	779	1	0.52%
Federal funds sold	301	4	5.32%	1,296	-	0.00%
Total interest-earning assets	223,412	2,740	4.90%	239,823	3,203	5.37%

Non-interest earning assets:
Cash and due from banks	12,562			7,847
Unrealized gains (losses) on securities available for sale	(1,814)			97
Allowance for loan losses	(5,118)			(5,167)
Other assets	61,225			53,575
Total Assets	$290,267			$296,175

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,421	23	0.26%	$36,520	45	0.50%
Time deposits	208,259	774	1.50%	206,870	962	1.87%
Total deposits	243,680	797	1.32%	243,390	1,007	1.66%

Other short-term borrowings	5,775	9	0.61%	5,775	9	0.63%
Long-term debt	3,403	35	4.17%	3,403	36	4.25%
Total interest-bearing liabilities	252,858	841	1.34%	252,568	1,052	1.68%

Non-interest bearing demand	32,877			31,169
Other liabilities	1,263			3,027
Stockholders’ equity (3)	3,269			9,411
Total Liabilities and Stockholders’ Equity	$290,267			$296,175

Net interest income/net interest spread		$1,899	3.57%		$2,151	3.69%

Net yield on earning assets			3.40%			3.59%

(1)	Average loans exclude average nonaccrual loans of $32.1 million and $22.8 million for the three months ended September 30, 2013 and 2012, respectively.

(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $81 thousand and $96 thousand of loan fee income for the three months ended September 30, 2013 and 2012.

(3)	Includes average unrealized losses on securities available for sale, net of tax.

(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.

(5)	Annualized.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$186,817	$8,008	5.72%	$197,456	$9,484	6.40%
Securities (4)	41,867	565	1.80%	44,257	761	2.29%
Interest-bearing deposits in other financial institutions	778	1	0.11%	690	1	0.19%
Federal funds sold	572	11	2.50%	2,223	1	0.06%
Total interest-earning assets	230,034	8,585	4.98%	244,626	10,247	5.59%

Non-interest earning assets:
Cash and due from banks	13,111			7,769
Unrealized gains (losses) on securities available for sale	(756)			272
Allowance for loan losses	(5,222)			(5,131)
Other assets	56,213			51,939
Total Assets	$293,380			$299,475

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,592	76	0.28%	$36,876	158	0.57%
Time deposits	210,534	2,354	1.49%	209,679	3,078	1.96%
Total deposits	246,126	2,430	1.32%	246,555	3,236	1.75%

Other short-term borrowings	5,785	28	0.64%	5,775	28	0.65%
Long-term debt	3,403	104	4.09%	3,403	107	4.19%
Total interest-bearing liabilities	255,314	2,562	1.34%	255,733	3,371	1.76%

Non-interest bearing demand	32,401			31,686
Other liabilities	2,396			2,011
Stockholders’ equity (3)	3,269			10,045
Total Liabilities and Stockholders’ Equity	$293,380			$299,475

Net interest income/net interest spread		$6,022	3.64%		$6,876	3.83%

Net yield on earning assets			3.49%			3.75%

_____________________________

(1)	Average loans exclude average nonaccrual loans of $30.3 million and $22.5 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $348 thousand and $553 thousand of loan fee income for the nine months ended September 30, 2013 and 2012.

(3)	Includes average unrealized losses on securities available for sale, net of tax.

(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.

(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three and nine months ended September 30, 2013 compared to September 30, 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 Compared to 2012			2013 Compared to 2012
	Changes Due To:			Changes Due To:
	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(1,789)	$1,362	$(427)	$(3,845)	$2,369	$(1,476)
Interest on securities	(37)	(2)	(39)	2,242	(2,438)	(196)
Interest on interest-bearing deposits in other financial institutions	(1)	-	(1)	-	-	-
Interest on federal funds sold	4	-	4	12	(2)	10
Total interest income	(1,823)	1,360	(463)	(1,591)	(71)	(1,662)
Interest on interest-bearing demand and savings deposits	(22)	(1)	(23)	(77)	(5)	(82)
Interest on time deposits	(231)	44	(187)	(771)	47	(725)
Interest on short-term borrowings	-	-	-	(12)	(1)	(13)
Interest on long-term debt	(1)	-	(1)	10	-	10
Total interest expense	(254)	43	(211)	(850)	41	(809)

Net interest income	$(1,569)	$1,317	$(252)	$(741)	$(112)	$(853)

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

A provision of $2.75 million was made for the nine months ended September 30, 2013 as compared to a provision of $1.47 million made for the nine months ended September 30, 2012. The provision for the third quarter of 2013 was $500 thousand compared to $210 thousand for the same period of 2012. The allowance for loan loss as a percentage of total loans was 2.69%, 2.48% and 2.56% at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Net charge-offs as a percentage of average outstanding loans were 1.12% for the nine months ended September 30, 2013 and 0.46% for the nine months ended September 30, 2012. Net charge-offs as a percentage of average outstanding loans were 0.08% for the three months ended September 30, 2013 and 0.02% for the three months ended September 30, 2012. Net loan charge-offs increased $1.4 million to $2.4 million for the nine months ended September 30, 2013 when compared to $1.0 million for the nine months ended September 30, 2012. Net loan charge-offs increased $213 thousand to $162 thousand for the three months ended September 30, 2013 when compared to net loans recovered $51 thousand for the three months ended September 30, 2012.

Other Income

Other income decreased by approximately $133 thousand for the three months ended September 30, 2013 with $588 thousand compared to $721 thousand for the same period in 2012. The most significant component of other income is service charges on deposit accounts which accounts for 69.2% and 51.5% of total other income for the three months ended September 30, 2013 and 2012, respectively, and 49.7% and 47.5% of total other income for the nine months ended September 30, 2013 and 2012, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the three months ended September 30, 2013 included losses on sales of securities available for sale with $63 thousand compared to gains on sales of securities available for sale of $123 thousand for the same period in 2012.

Other Expenses

Other expenses increased approximately $284 thousand for the three months ended September 30, 2013 with $2.8 million compared to $2.5 million for the same period in 2012. Other expenses for the three month ended September 30, 2013 consisted of salaries and employee benefits of $902 thousand, occupancy and equipment related expenses of $315 thousand, foreclosed real estate expenses and writedowns of $247 thousand, loss on sales of foreclosed real estate of $114 thousand and other operating expenses of $1.2 million. At September 30, 2013, the number of full-time equivalent employees was 82 compared to 80 at September 30, 2012.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three and nine months ended September 30, 2013 was $776,978 and $3,749,550, respectively compared to the net income for the three months ended September 30, 2012 with $181,477 and the net loss for the nine months ended September 30, 2012 with $969,888.

Income Tax Benefits

As of September 30, 2013, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended September 30, 2013 and 2012.

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

At September 30, 2013, the Bank’s liquidity ratio of 14.4% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of September 30, 2013, the Company had a total credit availability with FHLB of $6.1 million with $5.5 million in outstanding advances. It also had an available borrowing capacity through the Federal Reserve Discount Window of $3.8 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2013 are as follows:

September 30, 2013
(Dollars in thousands)
Commitments to extend credit	$2,484
Financial standby letters of credit	487
Other standby letters of credit	129
$3,100

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share. As of September 30, 2013, 30,000 shares have been sold.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Plan of Reorganization and Agreement of Merger, dated April 14, 1998, by and between Capitol City Bancshares, Inc., Capitol City Bank and Trust, and Capitol City Interim, Inc., which Agreement is included as Appendix A to the Proxy Statement included in this Registration Statement filed by Registrant on Form S-4 on September 30, 1998, Registration No. 333-64789 (incorporated by reference as Exhibit 2.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1	Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1 to the Registrant’s 10-KSB filed on March 31, 1999).

3.1(A)	Amendment to the Articles of Incorporation of Registrant (incorporated by reference as Exhibit 3.1(A) to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005).

3.1(B)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 9, 2007 (incorporated by reference as Exhibit 3.1(B) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(C)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 12, 2007 (incorporated by reference as Exhibit 3.1(C) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(D)	Articles of Amendment to the Articles of Incorporation of the Registrant filed February 15, 2007 (incorporated by reference as Exhibit 3.1(D) to the Registrant’s Current Report on Form 8-K filed on February 15, 2007).

3.1(E)	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 14, 2009 (incorporated by reference as Exhibit 3.1(E) to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

3.1(F)	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

3.1(G)	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 25, 2012 (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2012).

3.2	Bylaws of Registrant (incorporated by reference as Exhibit 3.2 to the Registrant’s 10-KSB filed on March 31, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed July 13, 2010 (incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2010).

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial and Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial and Accounting Officer

101*	Interactive Date File

*Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL CITY BANCSHARES, INC.

Date: November 14, 2013	/s/ John L. Turner
John L. Turner
President and Chief Executive Officer

Date: November 14, 2013	/s/ Tatina Butler
Tatina Butler
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)

