Form 10-K
period 2013-12-31
CAPITOL CITY BANCSHARES INC
filed 2014-03-31
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]	(Do not check if a smaller reporting company)

Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2013: $22,317,450 (based on the stock price of $2.50 as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 28, 2014; 10,376,069; $1.00 par value common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Capitol City Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performances. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risk discussed in the text of this Annual Report as well as the following specific items:

●	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

●	Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

●	Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

●	Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions of our strategic focus;

●	Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

●	Our ability to meet the conditions outlined in the Consent Order including our ability to raise capital consistent with our capital plan.

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

 The Company’s internet address is www.capitolcitybank-atl.com. It makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commision (“SEC”).

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washinton, D.C 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC website is www.sec.gov.

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

As of December 31, 2013, the Bank had correspondent relationships with Sun Trust Bank of Atlanta, Georgia, First Tennessee Bank, Independent Bankers Bank and the Federal Home Loan Bank of Atlanta. The correspondent banks provide certain services to the Bank, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participation and furnishing management investment advice on the Bank’s securities portfolio.

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

Capitol City Home Loans, Inc.

The mortgage company has offices in the Stone Mountain area and in the Savannah branch of the Bank and provides mortgage loan origination services in the same primary market areas as the Bank. The mortgage company was incorporated in 2002 and has until recently originated mortgage loans and brokered those loans to independent investors. Capitol City Home Loans, Inc. has suspended its loan origination activities until such time as the mortgage market becomes more stable.

Employees

As of December 31, 2013, the Company had 77 full-time employees and 15 part time employees. The Company is not a part to any collective bargaining agreements.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2013, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 2.97% and 1.70%, respectively, resulting in our being classified as “critically undercapitalized” under the regulatory framework for prompt corrective action. For a more detailed analysis of the Company and the Bank’s regulatory requirements, please see Note 19 to the Notes to Consolidated Financial Statements.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 200 basis points. Our consolidated Leverage Ratio at December 31, 2013 was 1.45%, which is below the minimum 8% required in the Consent Order. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, certain other restrictions on its business or other actions to protect the Bank’s depositors. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action”.

Prospective Capital Requirements.

 On July 2, 2013 the Federal Reserve Board of Governors approved a final rule implementing Basel III higher minimum capital standards for most banking organizations. The FDIC approved these new regulatory capital requirements as an interim final rule.

The new capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.

The new risk-based capital requirements (except for the capital conservation buffer) will become effective on January 1, 2015 for banking organizations less than $250 billion in consolidated assets or those with significant foreign exposures. The capital conservation buffer will be phased in over four years beginning on January 1, 2016.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders of $.08 per common share. We have not paid a dividend since 2008, and we do not intend to pay a dividend in 2014 due to continued pressure on earnings and capital and as a result of the Consent Order.

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

The GDB&F regulates all areas of the Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act was enacted on July 21, 2010 and created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

FDIC Insurance Assessments

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors. The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned. Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions. The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institution’s capital ratios. The CAMELS rating of the institution is also used in the determination of the Risk Category. Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information. In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures. In 2012, new regulations became effective in which the new assessment base is calculated using average total assets minus average tangible equity, the assessment scale ranges from 2.5 basis points of assessable deposits for the strongest institutions (Risk Category I) to 45 basis points for the weakest (Risk Category IV). In 2008 the FDIC increased the amount of deposits it insures from $100,000 to $250,000.

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

Although the Guidance does not define a CRE concentration, it does describe the criteria that the regulatory agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk. Financial institutions may be indentified for further supervisory analysis of the level and nature of its CRE concentration risk if it has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria:

●	Total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital; or

●	Total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the previous 36 months.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

●	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

●	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

●	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

●	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

●	the development of internal policies, procedures, and controls;

●	the designation of a compliance officer;

●	an ongoing employee training program; and

●	an independent audit function to test the programs.

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

Highlights of the revised statement include the following:

●	The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

●	Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

●	The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

	HIGH SELLING	LOW SELLING
	PRICE	PRICE
YEAR: 2012

First Quarter	$2 .50	$2.50
Second Quarter	$2 .50	$2.50
Third Quarter	$2 .50	$2.50
Fourth Quarter	$2 .50	$2.50

	HIGH SELLING	LOW SELLING
	PRICE	PRICE
YEAR: 2013

First Quarter	$2 .50	$2.50
Second Quarter	$2 .50	$2.50
Third Quarter	$2 .50	$2.50
Fourth Quarter	$2 .50	$2.50

As of December 31, 2013, the Company had approximately 1,720 shareholders of record of the Company’s common stock.

Under the Financial Institutions Code of Georgia, the Bank may from time to time declare and thereupon pay dividends on its outstanding shares in cash, property or its own shares unless, after giving effect to such distribution, the Bank would not be able to pay its debts as they become due in the usual course of business or the Bank would have insufficient cash market value assets to pay liabilities to depositors and other creditors. Moreover, the Bank may declare and pay dividends in cash or property only out of the retained earnings of the Bank, the Bank may not declare and pay dividends at any time the Bank does not have paid-in capital and appropriated retained earnings equal or exceeding 20% of its capital stock, the Bank may not declare and pay dividends in excess of 50% of net profits after taxes for the previous fiscal year without the prior approval of the GDB&F. The Bank is also allowed to declare and pay dividends in authorized but unissued shares of its stock, provided there is transferred to capital stock an amount equal to the value of the shares distributed and provided further that after payment of the dividend the Bank continues to maintain required levels of paid-in capital and appropriated retained earnings. The Company paid dividends in 2008 of $.08 per share and has not paid dividends since.

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

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share. As of December 31, 2013, 84,000 shares have been sold.

There were no shares repurchased by the company under an existing stock repurchase plan or otherwise during 2013.

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

SUMMARY

As of December 31, 2013, we reported total assets of $287 million, a decrease of approximately $13.7 million, or 4.55%, over 2012. During 2013, we experienced decreases in total loans of $8.2 million, net of unearned income. During 2013, Fed funds sold decreased approximately $6.0 million over 2012 largely due to a $3.5 million decrease in noninterest bearing deposits over 2012. For the year ended December 31, 2013, we had a net loss of $5.5 million as compared to a net loss of $1.8 million for the year ended December 31, 2012.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of December 31, 2013, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded since.

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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income decreased by $963 thousand for the year ended December 31, 2013 with $8.0 million compared to $9.0 million at 2012. The decrease in net interest income is primarily attributable to the decrease in our net yield on average earning assets. The rate paid on interest-bearing liabilities decreased from approximately 1.7% to 1.3%, or 40 basis points, when comparing the year ended December 31, 2012 to December 31, 2013. The decrease in the rate paid on interest-bearing liabilities is due primarily to the repricing of deposits as they mature to the current lower rates. Also, brokered deposits typically demand higher rates which have directly impacted our net interest margin. Brokered deposits are a secondary source of funding the Company has used in the past which helped to fund loan demand in prior years. Management has worked to reduce dependency on this funding source during 2013, 2012 and 2011.

The yield on interest-earning assets decreased from approximately 5.5% to 5.0%, or 50 basis points, from December 31, 2012 to December 31, 2013. The decrease in the yield on interest-earning assets is primarily the result of the decrease in the yield on average loans of approximately 60 basis points to 5.7% in 2013 as compared to 6.3% in 2012. Average loans represented 81.1% and 80.7% of total interest-earning assets at December 31, 2013 and 2012, respectively. The decrease in our yield on average loans is primarily due to continued economic pressures and competition that are holding interest rates lower.

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

The net interest margin decreased to 3.5% for the year ended December 31, 2013 as compared to 3.7% for the year ended December 31, 2012. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin.

	Years Ended December 31,
	2013			2012
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$184,999	$10,598	5.73%	$195,642	$12,329	6.30%
Securities (4)	41,958	769	1.83%	44,197	977	2.21%
Interest-bearing deposits in other financial institutions	735	1	0.14%	726	2	0.28%
Federal funds sold	503	14	2.78%	1,975	1	0.05%
Total interest-earning assets	228,195	11,382	4.99%	242,540	13,309	5.49%

Non-interest earning assets:
Cash and due from banks	12,901			7,629
Unrealized gains(losses) on securities available for sale	(1,093)			217
Allowance for loan losses	(5,298)			(5,241)
Other assets	67,107			52,933
Total Assets	$301,812			$298,078

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,667	99	0.28%	$36,671	203	0.54%
Time deposits	210,236	3,104	1.48%	209,254	3,960	1.89%
Total deposits	245,903	3,203	1.30%	245,925	4,163	1.69%

Other short-term borrowings	6,050	36	0.60%	5,775	38	0.66%
Long-term debt	3,403	140	4.11%	3,403	142	4.17%
Total interest-bearing liabilities	255,356	3,379	1.32%	255,103	4,343	1.70%

Non-interest bearing demand	32,548			31,486
Other liabilities	5,598			1,850
Stockholders' equity (3)	8,310			9,639
Total Liabilities and Stockholders' Equity	$301,812			$298,078

Net interest income/net interest spread		$8,003	3.66%		$8,966	3.78%

Net yield on earning assets			3.51%			3.70%

(1)	Average loans exclude average nonaccrual loans of $30.3 million and $23.8 million for the years ended December 31, 2013 and 2012, respectively.

(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $448 thousand and $696 thousand of loan fee income for the years ended December 31, 2013 and 2012.

(3)	Includes average unrealized losses on securities available for sale, net of tax.

(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information as of December 31, 2013 against December 31, 2012.

	2013 vs. 2012
	Changes Due To:
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(1,083)	$(648)	$(1,731)
Interest on securities	(158)	(50)	(208)
Interest on interest-bearing deposits in other financial institutions	(1)	-	(1)
Interest on federal funds sold	13	-	13
Total interest income	(1,229)	(698)	(1,927)
Interest on interest-bearing demand and savings deposits	(99)	(5)	(104)
Interest on time deposits	(875)	19	(856)
Interest on short-term borrowings	(2)	-	(2)
Interest on long-term debt	(2)	-	(2)
Total interest expense	(978)	14	(964)

Net interest income	$251	$712	$963

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

A provision of $3,600,000 was made for the year ended December 31, 2013 as compared to a provision of $1,722,277 made for the year ended December 31, 2012. The allowance for loan loss as a percentage of total loans was 2.97% and 2.48% at December 31, 2013 and December 31, 2012, respectively. Net charge-offs as a percentage of average outstanding loans were 1.28% in 2013 and 0.68% in 2012. Net loan charge-offs increased $1.3 million to $2.8 million for the year ended December 31, 2013 when compared to $1.5 million for the year ended December 31, 2012.

Other Income

Other income increased by approximately $180 thousand for the year ended December 31, 2013 with $3.1 million compared to $2.9 million for the same period in 2012. The most significant component of other income is service charges on deposit accounts which accounts for 50% and 51% of total other income for the years ended December 31, 2013 and 2012, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The increase in other income for the year ended December 31, 2013 is due to the increases in service charges on deposit accounts of $62 thousand when compared to 2012, increases in other operating income of $162 thousand when compared to 2012, increases in gains on disposal of premises and equipment of $80 thousand when compared to 2012, and increases in rental income of $35 thousand when compared to 2012. The increase in other income was offset by decreases in gains on sales of securities available for sale of approximately $122 thousand when comparing 2013 to 2012, and decreases in other fees and commissions of $37 thousand when comparing 2013 to 2012.

Other Expenses

Other expenses increased by approximately $1.1 million for the year ended December 31, 2013 with $13.0 million compared to $11.9 million for the same period in 2012. This increase in other expenses for the year ended December 31, 2013 is primarily the result of an increase in other operating expenses of $975 thousand when compared to 2012, increases in loss on sales of foreclosed real estate of $288 thousand when compared to 2012, and increases in salaries and employee benefits of $52 thousand when compared to 2012. The increase in other expenses was offset by decreases in expenditures, valuation adjustments and writedowns related to foreclosed real estate of $148 thousand when compared to 2012, and decreases in net occupancy and equipment expenses of $57 thousand when compared to 2012.

At December 31, 2013, the number of full-time equivalent employees was 85 compared to 83 at December 31, 2012.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the years ended December 31, 2013 and December 31, 2012 was $3,330 and $3,389, respectively.

Income Tax Benefits

As of December 31, 2013, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the years ended December 31, 2013, 2012 and 2011.

Return on Equity and Assets

The following table shows return on assets, return on equity, dividend payout ratio and stockholders’ equity to assets ratio for the years indicated.

	Year Ended December 31,
	2013	2012
Return on assets (1)	-1.87%	-0.58%
Return on equity (2)	-94.23%	-20.03%
Dividend payout (3)	0.00%	0.00%
Equity to assets (4)	2.09%	2.91%

(1) Net income (loss) divided by average total assets.

(2) Net income (loss) divided by average equity.

(3) Dividends declared per share of common stock divided by basic loss per share.

(4) Average equity divided by average total assets.

FINANCIAL CONDITION

Total assets decreased approximately $13.7 million, or 4.8%, from 2012 to 2013 with $287 million. The decrease was largely due to a decrease in loans, net of unearned income of $8.2 million, a decrease in federal funds sold of $6.0 million, and a decrease in securities available for sale of $3.8 million when comparing 2013 to 2012. There was also a decrease in interest bearing deposits at other financial institutions of $220 thousand, a decrease in premises and equipment, net of $372 thousand, and a decrease in restricted equity securities, at cost of $83 thousand. The decrease was offset by an increase of $4.9 million in cash and due from banks, an increase in foreclosed real estate of $1.0 million, and a decrease in other assets of $55 thousand. The loan to deposit ratio at December 31, 2013 was 76.0% compared to 77.4% at December 31, 2012.

Total deposits decreased $6.0 million, or 2.1%, when comparing December 31, 2013 to December 31, 2012. This decrease is attributed to a $3.5 million decrease in non-interest bearing demand deposits and a decrease of $2.4 million in interest bearing deposits. Money markets decreased during this same time period by $2.1 million, and other time deposits decreased during the period by $2.0 million. Noninterest-bearing demand deposits accounted for 10.7% and 11.8% of total deposits at December 31, 2013 and 2012, respectively. Brokered certificates of deposits decreased $1.6 million to $4.6 million as of December 31, 2013.

Stockholders’ equity decreased by $7.7 million for the year ended December 31, 2013. This change in stockholder’s equity consisted of a net loss of $5.5 million, proceeds from issuance of common stock of $210 thousand, dividends declared on preferred stock of $29.8 thousand, and net decrease in accumulated other comprehensive income of $2.4 million.

Average total assets decreased $2.7 million from 2012 to 2013. Average interest-earning assets decreased $14.4 million from 2012 to 2013, including a decrease of $10.6 million in average total loans, a decrease in average securities of $2.3 million, and a decrease in average federal funds sold of $1.5 million. Average total interest-bearing liabilities decreased during the same period by $22 thousand. Average interest bearing demand and savings deposits decreased $1.0 million, and was offset by an increase in average time deposits by $982 thousand

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $38.8 million at December 31, 2013, compared to $42.6 million at December 31, 2012. The changes in the securities portfolio have resulted from the decrease of $2 million in U.S Government sponsored enterprises, a decrease of $1.3 million in mortgage-backed securities, and a decrease of $506 thousand in state, county and municipal bonds. Gains on the sales of securities available for sale for 2013 were $392 thousand. At December 31, 2013, the securities portfolio had unrealized net losses of approximately $2.4 million.

	December 31,
	2013	2012
	(Dollars in thousands)
Securities available for sale:
Debt securities -
U.S. Government sponsored enterprises (GSEs)	$-	$2,006
State, county and municipals	8,016	9,308
Mortgage-backed securities GSE residential	30,375	30,881
Trust preferred securities	365	365
Equity securities	50	50
Total securities	$38,806	$42,610

The following table set forth the maturities of the investment in debt securities at carrying value at December 31, 2013 and the related weighted yields. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual date.

	Maturity
	One Year or Less		One through Five Years		Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in thousands)
Securities available for sale:
U.S. Government sponsored
enterprises (GSEs)	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%	$-
State, county and municipals	-	0.00%	515	1.00%	2,293	2.08%	5,208	3.31%	8,016
Mortgage-backed securities GSE residential	-	0.00%	-	0.00%	2,954	2.12%	27,421	1.68%	30,375
Trust preferred securities	-	0.00%	262	9.50%	-	0.00%	103	3.70%	365
Total securities	$-	0.00%	$777	3.87%	$5,247	2.10%	$32,732	1.95%	$38,756

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

LOANS

Total loans, net of unearned income decreased approximately $8.3 million, or 3.83%, at December 31, 2013. This decrease is due to approximately $3.4 million in loans being transferred to foreclosed real estate and $2.9 million in loans being charged off during 2013.

At December 31, 2013, the Company had loan concentrations in real estate totaling $202.8 million or 96.3% of total loans. Loans secured by the cash value of deposits or investments totaled $3.1 million or 1.5% of total loans. The remaining $4.5 million or 2.4% of total loans consist of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	December 31,
	2013	2012
	(Dollars in thousands)
Unsecured	$510	$823
Cash value	3,144	3,393
Residential real estate	21,754	24,604
Commercial real estate	180,747	185,352
Business assets	2,474	2,622
Vehicles	1,540	1,687
Other	417	102
Total Loans	$210,586	$218,583

The following table sets forth the contractual maturity distribution of loans as of December 31, 2013.

2013
(Dollars in thousands)
Commercial
One year or less	$3,154
After one through five years	1,673
After five years	960
Total Commercial Loans	$5,787

Construction
One year or less	$6,116
After one through five years	801
After five years	3,047
Total Construction Loans	$9,964

Other
One year or less	$73,396
After one through five years	28,909
After five years	91,413
Total Other Loans	$193,718

Total Loans	$209,469

The following table summarizes loans at December 31, 2013 with due dates after one year which have predetermined interest rates or floating or adjustable interest rates.

2013
(Dollars in thousands)
Predetermined interest rates	$33,822
Floating or adjustable interest rates	92,981
Total	$126,803

ASSET QUALITY

At year-end 2013, the loan portfolio was 73% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$123,275	24.19%	$77,502	9.42%
Cash Value	4,044	0.13%	17,054	0.50%
Residential real estate	2,088,750	9.60%	2,328,224	9.46%
Commercial real estate	3,592,819	1.99%	2,259,106	1.22%
Business assets	275,437	11.13%	477,511	18.21%
Vehicles	147,097	9.55%	230,216	13.65%
Other	-	0.00%	-	0.00%
Total Allowance for Loan Loss	$6,231,422	2.97%	$5,389,613	2.48%

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

As of December 31, 2013, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate has decreased by $239,474 when comparing December 31, 2013 to December 31, 2012, due primarily to charge offs and decreased outstanding balances in this segment. As of December 31, 2013, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of December 31, 2013 and have allocated specific reserves based on calculated impairments.

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

Information regarding certain loans and allowance for loan loss data for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Average amount of loans outstanding	$215,299	$219,441

Balance of allowance for loan losses at beginning of period	$5,390	$5,155
Loans charged off
Commercial	(456)	(11)
Real estate	(2,310)	(1,657)
Installment	(217)	(25)
	(2,983)	(1,693)

Loans recovered
Commercial	40	23
Real estate	175	172
Installment	10	11
	225	206

Net charge-offs	(2,758)	(1,487)

Additions to allowance charged to operating expense during period	3,600	1,722

Balance of allowance for loan losses at end of period	$6,232	$5,390

Ratio of net loans charged-off during the period to average loans outstanding	1.28%	0.68%

As of December 31, 2013, the Company had approximately $48.1 million in loans specifically evaluated for impairment with approximately $4.4 million in associated specific reserves. As of December 31, 2012 the Company had $48.5 million in loans specifically evaluated for impairment with approximately $3.1 million in associated specific reserves. Impaired loans represented 23.0% and 22.2% of the portfolio as of December 31, 2013 and December 31, 2012, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $28.9 million and $27.9 million of nonaccrual loans as of December 31, 2013 and December 31, 2012, respectively.

We have noted an overall decrease in the amount of loans evaluated for impairment since December 31, 2012. The $400 thousand decrease in impaired loans from December 31, 2012 to December 31, 2013 was due to the chargeoff and foreclosure of impaired real estate loans, offset by further migration of certain real estate loans to impaired status. The overall level of impaired loans as of December 31, 2013 is lower than impaired loans as of December 31, 2012, and December 31, 2011. The rate of loans migrating from performing status to non performing status appears to have stabilized.

The remaining portfolio of loans not considered impaired as of December 31, 2013 was $161 million, and the allowance for loan losses associated with these loans was $1.9 million or 1.2% of the unimpaired principal balance. As of December 31, 2012, loans not considered impaired were $170 million and the associated allowance was $2.3 million or 1.3% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $1.7 million in 2012 and $3 million in 2013. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. Although, impaired loans as a percentage of the portfolio continues at a high level, charge offs as a percentage of loans was lower in 2013 than 2012; and overall economic conditions in our market appear to have stabilized. As of December 31, 2013, $202.8 million of our $210.5 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $50.4 million at December 31, 2013, representing an increase of $2.3 million (4.8%) from December 31, 2012. This increase is attributable to an increase of $1.0 million in nonaccrual loans, an increase of $235 thousand in past dues over 90 days still accruing, and an increase of $977 thousand in other real estate owned. Total nonperforming assets were 24.1% of total loans at December 31, 2013, compared to 22.1% at December 31, 2012. Nonperforming assets represented 17.6% of total assets at December 31, 2013, compared to 16.0% of total assets at December 31, 2012. Nonaccrual loans represented 13.9% of total loans outstanding at December 31, 2013, compared to 12.8% of total loans outstanding at December 31, 2012. There were no related party loans which were considered to be nonperforming at December 31, 2013.

At December 31, 2013 and 2012, nonperforming assets were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Total nonaccruing loans	$28,972	$27,927
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,002	767
Other real estate owned	20,464	19,487
Repossessed assets	-	-
Total nonperforming assets	$50,438	$48,181

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at December 31, 2013 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits increased approximately $365 thousand during 2013. Average time deposits increased $982 thousand to $210 million during 2013 as compared to $209 million during 2012. Average non-interest bearing demand deposits increased by $387 thousand to $31.8 million during 2013 as compared to $31.5 million during 2012. The increase in average deposits was offset by a decrease in average interest bearing demand and savings deposits of $1.0 million to $35.7 million during 2013 as compared to $36.7 million during 2012.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013		2012
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$32,548	0.00%	$31,486	0.00%
Interest bearing demand and savings deposits	35,667	0.28%	36,671	0.54%
Time deposits	210,236	1.48%	209,254	1.89%
Total	$278,451	1.30%	$277,411	1.69%

Time deposits greater than $100,000 totaled $137.9 million at December 31, 2013, compared to $126.4 million at December 31, 2012. Our overall change in time deposits between December 31, 2012 and December 31, 2013 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2013 for the periods indicated.

(Dollars in thousands)
Three months or less	$30,928
Over three through twelve months	47,310
Over twelve months	59,628
Total	$137,866

REGULATORY CAPITAL REQUIREMENTS

At December 31, 2013, our consolidated capital to asset ratios and the Bank’s capital levels were considered significantly under capitalized based on guidelines established by regulatory authorities. At December 31, 2013, stockholders’ equity was $704,405 versus $8.4 million at December 31, 2012. Stockholders’ equity decreased by $7.7 million for the year ended December 31, 2013. At December 31, 2013, stockholder’s equity consisted of net loss of $5.5 million, proceeds from issuance of common stock of $210 thousand, dividends declared on preferred stock of $29.8 thousand, and net decrease in accumulated other comprehensive loss of $2.4 million.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At December 31, 2013, the Bank’s capital levels were considered significantly under capitalized, and the Company’s capital levels were considered critically under capitalized, based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at December 31, 2013 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013:
Total Capital to Risk Weighted
Assets:
Consolidated	$7,308	2.97%	$19,708	8.00%	N/A	N/A
Bank	$10,443	4.24%	$19,703	8.00%	$24,629	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$4,191	1.70%	$9,854	4.00%	N/A	N/A
Bank	$7,325	2.97%	$9,852	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$4,191	1.45%	$11,542	4.00%	N/A	N/A
Bank	$7,325	2.54%	$11,539	4.00%	$23,079	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

At December 31, 2013, the Bank’s liquidity ratio of 13.34% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of December 31, 2013, the Company had availability with FHLB of $6.1 million. As of December 31, 2013, the Company had a borrowing capacity through the Federal Reserve Discount Window of $3.76 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2013 are as follows:

December 31, 2013
(Dollars in thousands)
Commitments to extend credit	$3,909
Financial standby letters of credit	566
Other standby letters of credit	80
$4,555

CONTRACTUAL OBLIGATIONS

The following table presents the Company’s contractual obligations as of December 31, 2013.

	Payments Due After December 31, 2013
		1 Year	1-3	4-5	After
	Total	or Less	Years	Years	5 Years
	(Dollars in thousands)
Note payable	$275	$275	$-	$-	$-
Federal Home Loan Bank advances	5,500	5,500	-	-	-
Company guaranteed trust-preferred securities	3,403	-	-	-	3,403

Total contractual cash obligations	$9,178	$5,775	$-	$-	$3,403

We did not have any material commitments for capital expenditures at December 31, 2013.

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

At December 31, 2013, our cumulative one year interest rate sensitivity gap ratio was 87%. The Company’s targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will reprice during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2013, as well as the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

		After	After
		Three	One
		Months	Year But
	Within	But	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$507	$-	$-	$-	$507
Federal funds sold	294	-	-	-	294
Securities available for sale	-	-	777	37,979	38,756
Restricted equity securities	609	-	-	-	609
Loans (1)	138,996	16,512	18,913	6,077	180,498
Total interest-earning assets	140,406	16,512	19,690	44,056	220,664

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	35,637	-	-	-	35,637
Certificates, less than $100,000	13,049	25,951	33,303		72,303
Certificates, $100,000 and over	30,928	47,310	59,629	-	137,867
Note payable	275	-	-	-	275
Federal Home Loan Bank advances	5,500	-	-	-	5,500
Company guaranteed trust preferred securities	-	-	-	3,403	3,403
Total interest-bearing liabilities	85,389	73,261	92,932	3,403	254,985

Interest rate sensitivity gap	$55,017	$(56,749)	$(73,242)	$40,653

Cumulative interest rate sensitivity gap	$55,017	$(1,732)	$(74,974)	$(34,321)

Interest rate sensitivity gap ratio	1.64	0.23	0.21

Cumulative interest rate sensitivity gap ratio	1.64	0.99	0.70	0.87

(1) Excludes nonaccrual loans of $28.9 million.

We have included all interest-bearing demand deposits and savings deposits in the three month maturity category because these deposits can be withdrawn immediately and reprice immediately. However, based on our experience, the majority of these deposits are expected to remain in the Bank regardless of interest rate movements.

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 74% of the loan portfolio is comprised of loans that mature or reprice within one year.

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

ITEM 8. FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Operations – December 31, 2013 and 2012
Consolidated Statements of Comprehensive Loss – December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity – December 31, 2013 and 2012
Consolidated Statements of Cash Flows – December 31, 2013 and 2012
Notes to Consolidated Financial Statements
Independent Registered Public Accounting Firm’s Report on Supplementary Information
Consolidating Balance Sheet – December 31, 2013
Consolidating Statement of Operations – December 31, 2013

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

The management of Capitol City Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We identified the following deficiencies in internal control that we consider to be material weaknesses:

The system for monitoring valuation of foreclosed real estate and recording activity related to foreclosed real estate is materially deficient. The failure to monitor valuation and properly record changes resulted in additional reserves being recognized for foreclosed real estate. Instances were identified in which transactions related to foreclosed real estate occurred during the year ended December 31, 2013 and were not posted in a timely manner. It was also noted that the year end foreclosed real estate schedule did not agree to the general ledger. The failure to properly record transactions in a timely manner resulted in adjustments including the partial charge off of a loan balance.

The system of monitoring the valuation of impaired loans is materially deficient. The review of impaired loans identified several instances in which specific reserves were not adequately recognized by management. Review of selected loan files noted multiple instances in which loan files lacked sufficient documentation in respect to financial information for borrowers and guarantors, credit evaluations performed by loan officers and proper evaluation and valuation of collateral. The failure to properly monitor and update impaired loan valuations resulted in additional provision for loan losses.

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

2)	Our policy is for the foreclosed real estate officer to obtain a current evaluation once it’s been determined that a property is being considered for foreclosure. The Special Assets Manager and foreclosed real estate officer will review monthly foreclosed property activity to ensure the book balance of the foreclosed property is balanced to the general ledger.

3)	It is the policy of Capitol City Bank and Trust Company to review the valuation of all impaired loans on a periodic basis. We will work with our lending and credit staff to ensure valuations are properly reviewed and updated, and that any corresponding changes in valuation are appropriately recognized.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Upon written request, the Company’s Code of Ethics Policy shall be furnished to shareholders without charge. Please direct your written request to John Turner, Capitol City Bancshares, Inc., 562 Lee Street, S.W., Atlanta, Georgia 30311.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)	Financial Statements: The consolidated balance sheets of Capitol City Bancshares, Inc., and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders equity and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2013, together with the related notes and the report of the independent registered public accounting firm, of Nichols Cauley & Associates, LLC.

(2)	Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

CAPITOL CITY BANCSHARES, INC.

BY:	/s/ John L. Turner
JOHN L. TURNER, PRESIDENT
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2014.

Signature	Title

/s/ John L. Turner	Director, President and Chief Executive Officer
John L. Turner

/s/ Charles W. Harrison	Director
Charles W. Harrison

/s/ Roy W. Sweat	Director
Roy W. Sweat

/s/ William Thomas	Director
William Thomas

/s/ Cordy T. Vivian	Chairman
Cordy T. Vivian

/s/ Shelby Wilkes	Director
Shelby Wilkes

/s/ Tarlee W. Brown	Director
Tarlee W. Brown

/s/ Pratape Singh	Director
Pratape Singh

/s/ Tatina Butler	Chief Financial Officer
Tatina Butler	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
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

