Form 10-Q
period 2014-03-31
CAPITOL CITY BANCSHARES INC
filed 2014-05-15
CIK 1070295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 000-25227

CAPITOL CITY BANCSHARES, INC.
(Exact name of issuer as specified in its charter)

Georgia	58 – 1994305
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2014; 10,386,069; $1.00 par value common shares.

2

Part I. Financial Information

Item 1. Financial Statements (unaudited)

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Cash and due from banks	$11,145,287	12,743,850
Interest-bearing deposits at other financial institutions	610,768	507,286
Federal funds sold	291,000	294,000
Securities available for sale	38,065,945	38,805,780
Restricted equity securities, at cost	506,600	608,700

Loans, net of unearned income	207,129,506	209,469,729
Less allowance for loan losses	5,773,023	6,231,422
Loans, net	201,356,483	203,238,307

Premises and equipment, net	8,481,807	8,590,361
Foreclosed real estate	21,356,371	20,463,980
Other assets	1,986,759	1,721,562

Total assets	$283,801,020	$286,973,826

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$29,092,221	$29,581,206
Interest-bearing	243,018,321	245,807,660
Total deposits	272,110,542	275,388,866
Note payable	275,250	275,250
Federal Home Loan Bank advances	5,500,000	5,500,000
Company guaranteed trust preferred securities	3,403,000	3,403,000
Other liabilities	1,755,895	1,702,305
Total liabilities	283,044,687	286,269,421

Stockholders’ equity
Preferred stock, par value $100, 5,000,000 shares authorized
Series A, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Series B, cumulative, non voting, 6,078 shares issued and outstanding	607,800	607,800
Series C, cumulative, non voting, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common stock, par value $1.00; 80,000,000 shares authorized; 10,376,069 shares issued and outstanding, respectively	10,376,069	10,376,069
Surplus	927,398	927,398
Retained deficit	(11,235,582)	(10,768,281)
Accumulated other comprehensive loss	(1,919,352)	(2,438,581)
Total stockholders’ equity	756,333	704,405

Total liabilities and stockholders’ equity	$283,801,020	$286,973,826

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$2,528,684	$2,830,522
Deposits in banks	41	411
Securities	177,996	195,798
Federal funds sold	3,949	1,385
Total interest income	2,710,670	3,028,116

Interest expense:
Deposits	741,905	824,949
Other borrowings	43,582	43,788
Total interest expense	785,487	868,737
Net interest income	1,925,183	2,159,379
Provision for loan losses	150,000	100,000
Net interest income after provision for loan losses	1,775,183	2,059,379

Other income:
Service charges on deposit accounts	363,814	360,135
Other fees and commissions	11,600	23,690
Gain (loss) on sales of available for sale securities	(625)	70,988
Rental Income	135,116	115,399
Other operating income	133,535	128,165
Total other income	643,440	698,377

Other expenses:
Salaries and employee benefits	987,707	935,969
Occupancy and equipment expenses, net	301,091	296,520
Loss on disposal of premises and equipment	-	-
Loss on sales of foreclosed real estate	25,835	82,924
Foreclosed real estate expenses and writedowns	339,951	170,806
Other operating expenses	1,201,584	2,090,834
Total other expenses	2,856,168	3,577,053

Loss before income tax benefits	(437,545)	(819,297)

Income tax benefits	-	-
Net Loss	(437,545)	(819,297)

Preferred stock dividends	(29,756)	(50,000)
Net loss available available to common shareholders	(467,301)	(869,297)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period, net of tax	518,604	(105,773)
Reclassification adjustment for realized losses (gains) on securities available for sale arising during the period, net of tax	625	(70,988)

Comprehensive income (loss)	$51,928	$(1,046,058)

Basic losses per common share	$(0.05)	$(0.08)

Diluted losses per common share	$(0.05)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(437,545)	$(819,297)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	213,694	232,240
Provision for loan losses	150,000	100,000
Net (gain) loss on sale of securities available for sale	625	(70,988)
Loss on sale of foreclosed assets	25,835	82,924
Writedowns of foreclosed real estate	134,347	-
Increase in dividends payable on preferred stock	(29,756)	(50,000)
Net other operating activities	(744,821)	2,262,967
Net cash (used in) provided by operating activities	(687,621)	1,737,846

INVESTING ACTIVITIES
Purchases of securities available for sale	-	(14,671,953)
Proceeds from sales of securities available for sale	-	14,539,044
Proceeds from maturities, calls and paydowns of securities available for sale	1,172,024	1,354,232
Proceeds from sales of restricted equity securities	102,100	83,200
Net increase in interest-bearing deposits at other financial institutions	(103,482)	(82,482)
Net decrease in federal funds sold	3,000	6,045,000
Net (increase) decrease in loans	884,999	(1,311,300)
Capitalized costs on foreclosed real estate	-	(184,431)
Proceeds from sale of foreclosed real estate	327,466	234,076
Purchase of premises and equipment	(18,725)	(66,867)
Net cash provided by investing activities	2,367,382	5,938,519

FINANCING ACTIVITIES
Net decrease in deposits	(3,278,324)	(2,546,011)
Net cash used in financing activities	(3,278,324)	(2,546,011)

Net (decrease) increase in cash and due from banks	(1,598,563)	5,130,354

Cash and due from banks at beginning of year	12,743,850	7,807,478

Cash and due from banks, end of period	$11,145,287	$12,937,832

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$760,572	$870,731

NONCASH TRANSACTIONS
Principal balances of loans transferred to foreclosed real estate	$1,434,986	$15,650
Financed sales of foreclosed real estate	$54,946	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial information included for Capitol City Bancshares, Inc. (the “Company”), Capitol City Bank & Trust Company (the “Bank”) and Capitol City Home Loans (the “Mortgage Company”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. It should be noted that our auditors were unable to express, and did not express an opinion on our consolidated financial statements as of December 31, 2013 and for the year then ended.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Management has evaluated all significant events and transactions that occurred after March 31, 2014, but prior to May 15, 2014, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these condensed consolidated financial statements. Refer to Note 13 for a description of significant subsequent events.

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

The Bank maintains certain cash deposits at the Federal Home Loan Bank which are used to secure borrowings and are, therefore, restricted. At March 31, 2014 those restricted balances were $2,753,491.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at March 31, 2014. Further, all years subsequent to 2010 remain subject to evaluation.

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

The Bank has not achieved the required capital levels mandated by the Order. To date, the Bank’s capital preservation activities have included balance sheet restructuring that has included curtailed lending activity, including working to reduce overall concentrations in certain lending areas; working to reduce adversely classified assets; and continuing efforts to raise additional capital. The Company has engaged external advisors and has pursued various capital enhancing transactions and strategies throughout 2013 and the first three months of 2014. The Bank’s continuing level of problem loans as of the quarter ended March 31, 2014 and the Bank’s capital levels continuing to be in the “significantly under capitalized” category of the regulatory framework for prompt corrective action as of March 31, 2014 continue to create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any capital raising activities or other measures will allow the Bank to meet the capital levels required in the Order. Non-compliance with the capital requirements of the Order and other provisions of the Order may cause the Bank to be subject to further enforcement actions by the FDIC or the Department which could include actions to protect the depositors.

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

NOTE 5. SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
State, county and municipals	$8,901,934	$2,322	$(663,677)	$8,240,579
Mortgage-backed securities GSE residential	30,667,925	179	(1,258,176)	29,409,928
Trust preferred securities	365,438	-	-	365,438
Total debt securities	39,935,297	2,501	(1,921,853)	38,015,945
Equity securities	50,000	-	-	50,000
Total securities	$39,985,297	$2,501	$(1,921,853)	$38,065,945

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Government sponsored enterprises (GSEs)	$-	$-	$-	$-
State, county and municipals	8,929,482	-	(913,751)	8,015,731
Mortgage-backed securities GSE residential	31,899,441	162	(1,524,992)	30,374,611
Trust preferred securities	365,438	-	-	365,438
Total debt securities	41,194,361	162	(2,438,743)	38,755,780
Equity securities	50,000	-	-	50,000
Total securities	$41,244,361	$162	$(2,438,743)	$38,805,780

The amortized cost and fair value of debt securities as of March 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$-	$-
Due from one to five years	782,360	776,562
Due from five to ten years	2,500,234	2,339,040
Due after ten years	5,984,778	5,490,414
Mortgage-backed securities	30,667,925	29,409,929
	$39,935,297	$38,015,945

Securities with a carrying value of $10,946,195 and $10,334,955 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Unrealized Losses
March 31, 2014
State, county and municipals	$6,754,267	$(634,881)	$761,745	$(28,796)	$(663,677)
Mortgage-backed securities GSE residential	14,819,195	(506,845)	14,586,305	(751,331)	(1,258,176)
Total securities	$21,573,462	$(1,141,726)	$15,348,050	$(780,127)	$(1,921,853)

December 31, 2013
State, county and municipals	$7,260,911	$(875,450)	$754,820	$(38,300)	$(913,750)
Mortgage-backed securities GSE residential	24,789,058	(1,206,048)	5,581,004	(318,945)	(1,524,993)
Total securities	$32,049,969	$(2,081,498)	$6,335,824	$(357,245)	$(2,438,743)

Mortgage-backed securities GSE residential. There were unrealized losses on 18 GSE mortgage-backed securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

State, county and municipal securities. There were unrealized losses on 10 state and municipal securities resulting from temporary changes in the interest rate market. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

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

During the first and third quarters of 2010, the Company recorded an other than temporary impairment charge of $97,500 and $27,625, respectively, on one of its investments in a trust preferred security. During the first quarter of 2012, the Company recognized an additional other than temporary impairment on the same investment of $262,437. As of December 31, 2009, the value of that particular trust preferred security for which other than temporary impairment was recognized was $650,000. Management determined the value of this security declined significantly due to the deteriorating capital levels of the subsidiary banks owned by the owner of the trust preferred security, deteriorating asset quality at the subsidiary institutions, and the subordinated nature of the debt the Company held. The owner of the trust preferred security guarantees the securities; however, its primary assets are its subsidiary institutions. The security has the same cost basis of $262,438 as of March 31, 2014.

NOTE 6. LOANS

The composition of loans is summarized as follows:

	March 31, 2014	December 31, 2013

Unsecured	$493,280	$509,598
Cash Value	3,495,846	3,143,563
Residential Real Estate	22,648,019	21,754,221
Commercial Real Estate	177,279,709	180,747,485
Business Assets	2,481,488	2,474,070
Vehicles	1,471,417	1,539,830
Other	363,832	417,128
	208,233,591	210,585,895

Unearned loan fees	(1,104,085)	(1,116,166)
Allowance for loan losses	(5,773,023)	(6,231,422)
Loans, net	$201,356,483	$203,238,307

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

Unsecured – Loans in this segment are any loans, whether guaranteed, endorsed or co-made, that are not fully collateralized. Unsecured loans are subject to the lending policies and procedures described in Note 2. Total unsecured loans as of March 31, 2014 were 0.24% of the total loan portfolio.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Value – These are loans fully secured by cash or cash equivalents. Cash value loans are subject to the lending policies and procedures described in Note 2. Total cash value loans as of March 31, 2014 were 1.68% of the total loan portfolio.

Residential Real Estate – These loans include all mortgages and other liens on residential real estate, as well as vacant land designated as residential real estate. Residential real estate loans are subject to the lending policies and procedures described in Note 2. Total residential real estate loans as of March 31, 2014 were 10.88% of the total loan portfolio.

Commercial Real Estate – The commercial real estate portfolio represents the largest category of the Company’s loan portfolio. These loans include all mortgages and other liens on commercial real estate. Commercial real estate loans are subject to the lending policies and procedures described in Note 2. Total commercial real estate loans as of March 31, 2014 were 85.13% of the total loan portfolio.

Business Assets – Loans in this segment are made to businesses and are generally secured by business assets, equipment, inventory, and accounts receivable. Business assets loans are subject to the lending policies and procedures described in Note 2. Total business assets loans as of March 31, 2014 were 1.19% of the total loan portfolio.

Vehicles – Loans in this segment are secured by motor vehicles. Vehicle loans are subject to the lending policies and procedures described in Note 2. Total vehicle loans as of March 31, 2014 were 0.71% of the total loan portfolio.

Other – Loans in this segment are generally secured by consumer loans, but include all loans that do not belong in one of the other segments. Other loans are subject to the lending policies and procedures described in Note 2. Total other loans as of March 31, 2014 were less than 0.17% of the total loan portfolio.

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2014, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Allowance for loan losses:
For the three months ended March 31, 2014
Beginning balance	$123,275	$4,044	$2,088,750	$3,592,819	$275,437	$147,097	$-	$6,231,422
Charge-offs	(726)	-	(248,199)	(207,575)	(185,061)	-	-	(641,561)
Recoveries	-	-	6,249	22,684	4,229	-	-	33,162
Provision	86,618	797	164,193	(184,381)	107,698	(24,925)	-	150,000
Ending balance	$209,167	$4,841	$2,010,993	$3,223,547	$202,303	$122,172	$-	$5,773,023

Ending balance - individually evaluated impairment	$7,639	$-	$943,836	$2,479,372	$-	$7,048	$-	$3,437,895
Loans:
Ending balance (1)	$493,280	$3,495,846	$22,648,019	$177,279,709	$2,481,488	$1,471,417	$363,832	$208,233,591

Ending balance - Loans individually evaluated for impairment	$67,619	$-	$10,537,138	$35,168,387	$698,796	$145,614	$-	$46,617,554

(1)	Loan balances presented are gross of unearned loan fees of $1,104,085.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance for loan losses and loans evaluated for impairment for the year ended December 31, 2013, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Allowance for loan losses:
December 31, 2013
Beginning balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$-	$5,389,613
Charge-offs	(199,798)	(17,054)	(1,365,116)	(945,223)	(305,374)	(150,885)	-	(2,983,450)
Recoveries	40,022	-	151,817	22,999	3,814	6,607	-	225,259
Provision	205,549	4,044	973,825	2,255,937	99,486	61,159	-	3,600,000
Ending balance	$123,275	$4,044	$2,088,750	$3,592,819	$275,437	$147,097	$-	$6,231,422

Ending balance - individually evaluated impairment	$-	$-	$1,289,098	$2,949,143	$114,703	$26,405	$-	$4,379,349

Loans:
Ending balance (1)	$509,598	$3,143,563	$21,754,221	$180,747,485	$2,474,070	$1,539,830	$417,128	$210,585,895

Ending balance - Loans individually evaluated for impairment	$27,219	$-	$10,904,128	$36,118,788	$899,772	$169,268	$-	$48,119,175

(1)	Loan balances presented are gross of unearned loan fees of $1,116,166.

The allowance for loan losses and loans evaluated for impairment for the three months ended March 31, 2013, by portfolio segment, is as follows:

	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total
Allowance for loan losses:
For the three months ended March 31, 2013
Beginning balance	$77,502	$17,054	$2,328,224	$2,259,106	$477,511	$230,216	$-	$5,389,613
Charge-offs	(63,372)	(17,054)	(158,228)	-	(203,346)	(29,677)	-	(471,677)
Recoveries	-	-	5,040	8,282	10,931	-	-	24,253
Provision	90,160	11,732	103,679	(316,282)	130,474	80,237	-	100,000
Ending balance	$104,290	$11,732	$2,278,715	$1,951,106	$415,570	$280,776	$-	$5,042,189

Ending balance - individually evaluated impairment	$5,801	$-	$1,615,450	$1,346,900	$90,151	$61,617	$-	$3,119,919

Loans:
Ending balance (1)	$643,910	$3,180,787	$26,013,607	$184,992,704	$2,577,854	$1,801,740	$293,237	$219,503,839

Ending balance - Loans individually evaluated for impairment	$34,758	$-	$12,934,441	$34,923,107	$725,422	$103,215	$-	$48,720,943

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired loans by portfolio segment are as follows:

	As of March 31, 2014
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$67,619	$27,219	$40,400	$67,619	$7,639
Cash value	-	-	-	-	-
Residential real estate	12,573,017	6,767,510	3,769,628	10,537,138	943,836
Commercial real estate	37,135,117	23,232,641	11,935,746	35,168,387	2,479,372
Business assets	698,796	698,796	-	698,796	-
Vehicles	145,614	138,565	7,049	145,614	7,048
Other	-	-	-	-	-

	As of December 31, 2013
	Unpaid Total Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Unsecured	$27,219	$27,219	$-	$27,219	$-
Cash value	-	-	-	-	-
Residential real estate	12,940,008	3,515,254	7,388,874	10,904,128	1,289,098
Commercial real estate	38,270,017	21,538,743	14,580,045	36,118,788	2,949,143
Business assets	899,772	714,711	185,061	899,772	114,703
Vehicles	169,268	142,863	26,405	169,268	26,405
Other	-	-	-	-	-

When the Company measures impairment based on the present value of expected cash flows the changes in the present value of these cash flows on impaired loans are recognized as part of bad-debt expense. Interest income from impaired loans for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, by portfolio segment, is as follows:

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Unsecured	$47,419	$7	$37,388	$139
Cash value	-	-	8,527	-
Residential real estate	10,720,633	70,176	12,967,774	95,818
Commercial real estate	35,643,588	203,329	34,864,394	268,111
Business assets	799,284	-	643,257	14,467
Vehicles	157,441	-	113,600	-
Other	-	-	-	-

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized
Unsecured	$32,645	$-
Cash value	3,411	-
Residential real estate	11,539,254	108,864
Commercial real estate	35,797,913	904,487
Business assets	762,259	47,704
Vehicles	157,616	15,003
Other	-	-

A primary credit quality indicator for financial institutions is delinquent balances. Following are the delinquent amounts, by portfolio segment, as of March 31, 2014:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$259,480	$146,581	$-	$146,581	$87,219	$493,280
Cash value	3,389,604	3,975	15,036	19,011	87,231	3,495,846
Residential real estate	13,821,702	2,916,044	885,657	3,801,701	5,024,616	22,648,019
Commercial real estate	152,608,962	3,500,582	-	3,500,582	21,170,165	177,279,709
Business assets	1,775,365	-	-	-	706,123	2,481,488
Vehicles	1,277,342	3,965	-	3,965	190,110	1,471,417
Other	363,832	-	-	-	-	363,832

	$173,496,287	$6,571,147	$900,693	$7,471,840	$27,265,464	$208,233,591

Following are the delinquent amounts, by portfolio segment, as of December 31, 2013:

	Current	30-89 Days	Greater Than 90 Days And Still Accruing	Total Accruing Past Due	Non-accrual	Total Financing Receivables

Unsecured	$467,752	$14,022	$-	$14,022	$27,824	$509,598
Cash value	3,143,563	-	-	-	-	3,143,563
Residential real estate	16,243,522	116,231	30,912	147,143	5,363,556	21,754,221
Commercial real estate	154,205,059	3,125,284	970,724	4,096,008	22,446,418	180,747,485
Business assets	1,531,414	35,471	-	35,471	907,185	2,474,070
Vehicles	1,296,111	16,542	-	16,542	227,177	1,539,830
Other	417,128	-	-	-	-	417,128

	$177,304,549	$3,307,550	$1,001,636	$4,309,186	$28,972,160	$210,585,895

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. When a loan becomes 90 days past due, it is evaluated to determine if the loan is well-secured and in the process of collection of past due amounts. Loans disclosed as included on nonaccrual status are generally past due over 90 days. However, as of March 31, 2014, one commercial real estate loan totaling approximately $298 thousand, four residential real estate loans totaling approximately $113 thousand, one business asset loan totaling approximately $57 thousand and one vehicle loan totaling approximately $7 thousand were past due less than 90 days and carried as nonaccrual at management’s discretion based on the afore mentioned qualifications. As of March 31, 2014, loans past due over 90 and still accruing have been examined by management to ensure they are well-secured and in the process of collection of past due amounts.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s loans by risk rating, before unearned loan fees, at March 31, 2014:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total

Grade 1 (Prime)	$-	$27,907	$-	$-	$-	$-	$-	$27,907
Grade 2 (Superior)	13,638	57,814	-	-	-	-	-	71,452
Grade 3 (Acceptable-Average)	342,597	3,357,034	9,199,753	91,327,749	1,689,316	1,177,837	264,035	107,358,321
Grade 4 - Fair (Watch)	-	-	1,103,073	15,544,810	-	84,409	99,797	16,832,089
Grade 5 (Special Mention)	55,268	15,084	1,076,875	18,934,363	-	-	-	20,081,590
Grade 6 (Substandard)	81,777	38,007	11,268,318	51,472,787	792,172	209,171	-	63,862,232
Grade 7 (Doubtful)	-	-	-	-	-	-	-	-
Grade 8 (Loss)	-	-	-	-	-	-	-	-
	$493,280	$3,495,846	$22,648,019	$177,279,709	$2,481,488	$1,471,417	$363,832	$208,233,591

The following table presents the Company’s loans by risk rating at December 31, 2013:

Rating:	Unsecured	Cash Value	Residential Real Estate	Commercial Real Estate	Business Assets	Vehicles	Other	Total

Grade 1 (Prime)	$261	$27,689	$-	$-	$-	$-	$-	$27,950
Grade 2 (Superior)	12,841	10,990	-	-	-	-	-	23,831
Grade 3 (Acceptable-Average)	451,736	3,066,877	9,604,888	97,757,272	1,514,300	1,284,242	316,820	113,996,135
Grade 4 - Fair (Watch)	-	-	552,501	12,851,741	-	7,967	100,308	13,512,517
Grade 5 (Special Mention)	-	-	259,027	17,030,029	-	-	-	17,289,056
Grade 6 (Substandard)	44,760	38,007	11,264,273	53,108,443	819,054	247,621	-	65,522,158
Grade 7 (Doubtful)	-	-	73,532	-	140,716	-	-	214,248
Grade 8 (Loss)	-	-	-	-	-	-	-	-
	$509,598	$3,143,563	$21,754,221	$180,747,485	$2,474,070	$1,539,830	$417,128	$210,585,895

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s TDRs as of March 31, 2014 and December 31, 2013 are presented below based on their status as performing or non-performing in accordance with the restructured terms:

	March 31, 2014	December 31, 2013

Performing TDRs	$16,659,529	$16,853,620
Non-performing TDRs	9,965,227	11,151,803
Total TDRs	$26,624,756	$28,005,423

TDRs quantified by loan type and classified separately as accrual and non-accrual are presented below as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Accruing	Non-Accrual	Total

Unsecured	$40,400	$-	$40,400
Cash value	-	-	-
Residential real estate	5,461,064	1,395,959	6,857,023
Commercial real estate	11,147,851	8,569,268	19,717,119
Business assets	10,214	-	10,214
Vehicles	-	-	-
Other	-	-	-
Total TDRs	$16,659,529	$9,965,227	$26,624,756

	December 31, 2013
	Accruing	Non-Accrual	Total

Unsecured	$-	$-	$-
Cash value	-	-	-
Residential real estate	5,453,980	1,468,952	6,922,932
Commercial real estate	11,389,424	9,682,851	21,072,275
Business assets	10,216	-	10,216
Vehicles	-	-	-
Other	-	-	-
Total TDRs	$16,853,620	$11,151,803	$28,005,423

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded $653,248 and $536,111 in specific reserves as of March 31, 2014 and December 31, 2013, respectively. The Company recognized $-0- in charge offs on TDR loans during the three months ended March 31, 2014 and $242,417 in charge offs on TDR loans for the year ended December 31, 2013.

Loans are modified to minimize loan losses when the Company believes the modification will improve the borrower’s financial condition and ability to repay the loan. The Company typically does not forgive principal. The Company generally either defers, or decreases monthly payments for a temporary period of time. A summary of the types of concessions made as of March 31, 2014 and December 31, 2013 are presented in the table below:

	March 31, 2014	December 31, 2013

Lowered interest rate and/or payment amount	$12,405,631	$12,356,916
Interest only payment terms	1,547,445	1,554,410
Interest only & rate reduction	1,709,802	1,715,202
Waived interest and/or late fees	3,035,603	3,046,347
A&B note structure	3,965,682	5,319,880
Substitution of debtor	3,960,592	4,012,668
Total TDRs	$26,624,755	$28,005,423

The following table presents loans modified as TDRs by class and related recorded investment, which includes accrued interest and fees on accruing loans, in those loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Unsecured	1	$40,400	-	$-
Cash value	-	-	-	-
Residential real estate	12	6,857,023	12	9,784,635
Commercial real estate	2 7	20,088,773	29	18,445,184
Business assets	1	10,214	1	10,289
Vehicles	-	-	-	-
Other	-	-	-	-
Total TDRs	4 1	$26,996,410	42	$28,240,108

There have been no loans modified as TDRs within the past three months for which there was a payment default within the three month period ended March 31, 2014. There have been no loans modified as TDRs within the past twelve months for which there was a payment default within the twelve month period ended December 31, 2013.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7. LOSSES PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Net loss available to common shareholders	$(467,301)	$(869,297)
Weighted average common shares outstanding	10,376,069	10,292,069
Net effect of the assumed exercise of stock options based on the treasury	-	66,553
stock method using the average market price for the period
Average number of common shares outstanding used to calculate diluted earnings per common share	10,376,069	10,358,622

Weighted average common shares outstanding are used in the dilutive earnings per share calculation for the three months ended March 31, 2014 and 2013, as there was a net loss available to common shareholders and inclusion of common stock equivalents would have been anti-dilutive.

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

At December 31, 2013 and 2012, all outstanding options were fully vested and there were no options granted during the three month period ended March 31, 2014 and 2013. Therefore, there was no compensation cost related to share-based payments for the three months ended March 31, 2014 and 2013. Additionally, all options expired during the second quarter of 2013 leaving no options outstanding at March 31, 2014.

The following table represents stock option activity for the three months ended March 31, 2014:

Three Months Ended
March 31, 2014
Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Options outstanding beginning of period	-	$-
Options forfeited	-	-
Options expired	-	-
Options outstanding end of period	-	$-	-
Outstanding exercisable end of period	-	$-	-

Shares available for future stock option grants to employees and directors under existing plans were 633,600 at March 31, 2014.

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

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value:

Assets measured at fair value are summarized below:

	March 31, 2014
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$8,221,381	$-	$8,221,381	$-
Mortgage-backed securities GSE residential	29,429,126	-	29,429,126	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	38,015,945	-	37,650,507	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$38,065,945	$-	$37,650,507	$415,438

Nonrecurring fair value measurements:

Impaired loans	$24,040,284	$-	$-	$24,040,284	$459,134
Foreclosed real estate	621,892	-	-	621,892	(92,107)
Total nonrecurring fair value measurements	$24,662,176	$-	$-	$24,662,176	$367,027

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2014:

	Quantitative Information About Level 3 Fair Value Measurements
Asset Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$24,040,284	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to - 8.0% (-6.89%)
			Discount for lack of marketability and age of appraisal	0.0% to -92.0% (3.39%)
Foreclosed real estate	$621,892	Appraisal (1)	Liquidation expenses (2)	0.0% to - 7.0% (-6.9%)
			Discount for lack of marketability and age of appraisal	0.0% to -18.0% (1.3%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$8,015,731	$-	$8,015,731	$-
Mortgage-backed securities GSE residential	30,374,611	-	30,374,611	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	38,755,780	-	38,390,342	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$38,805,780	$-	$38,390,342	$415,438

Nonrecurring fair value measurements:

Impaired loans	$30,830,431	$-	$-	$30,830,431	$(3,843,630)
Foreclosed real estate	13,364,968	-	-	13,364,968	(848,956)
Total nonrecurring fair value measurements	$44,195,399	$-	$-	$44,195,399	$(4,692,586)

	March 31, 2013
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Recurring fair value measurements:
Debt securities available for sale:
State, county and municipals	$5,489,330	$-	$5,489,330	$-
Mortgage-backed securities GSE residential	35,267,188	-	35,267,188	-
Trust preferred securities	365,438	-	-	365,438
Total debt securities available for sale	41,121,956	-	40,756,518	365,438
Equity securities	50,000	-	-	50,000
Investment securities available for sale	$41,171,956	$-	$40,756,518	$415,438

Nonrecurring fair value measurements:

Impaired loans	$24,586,071	$-	$-	$24,586,071	$(329,860)
Foreclosed real estate	-	-	-	-	-
Total nonrecurring fair value measurements	$24,586,071	$-	$-	$24,586,071	$(329,860)

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

Presented below are the changes in the individual securities, balances or fair values of those available-for-sale securities reported using Level 3 inputs during the three months ended March 31, 2014 and for the year ended December 31, 2013.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31, 2014			December 31, 2013
	Debt Securities Available for Sale	Equity Securities	Total	Debt Securities Available for Sale	Equity Securities	Total
Opening balance	$365,438	$50,000	$415,438	$365,438	$50,000	$415,438
Total gains or losses for the period				-
Loss on OTTI Impairment included in earnings	-	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-	-
Closing balance	$365,438	$50,000	$415,438	$365,438	$50,000	$415,438

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

The Company did not identify any liabilities that are required to be presented at fair value as of March 31, 2014 and as of December 31, 2013.

CAPITOL CITY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying amounts and fair values for other financial instruments that are not measured at fair value on a recurring basis at March 31, 2014, December 31, 2013, and March 31, 2013 are as follows:

	March 31, 2014
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$610,768	$610,768	$-	$-	$610,768
Federal funds sold	291,000	291,000	-	-	291,000
Restricted equity securities	506,600	-	506,600	-	506,600
Loans, net	201,356,483	-	-	$200,349,701	$200,349,701

Financial liabilities:
Deposits	272,110,542	-	$273,471,095	-	$273,471,095
Note payable	275,250	-	-	275,250	275,250
Federal Home Loan Bank advances	5,500,000	-	$5,502,750	-	$5,502,750
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

	December 31, 2013
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$507,286	$507,286	$-	$-	$507,286
Federal funds sold	294,000	294,000	-	-	294,000
Restricted equity securities	608,700	-	608,700	-	608,700
Loans, net	203,238,307	-	-	202,033,204	202,033,204

Financial liabilities:
Deposits	275,388,866	-	276,806,640	-	276,806,640
Note payable	275,250	-	-	275,250	275,250
Federal Home Loan Bank advances	5,500,000	-	5,502,746	-	5,502,746
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

	March 31, 2013
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Interest-bearing deposits at other financial institutions	$809,606	$809,606	$-	$-	$809,606
Federal funds sold	295,000	295,000	-	-	295,000
Restricted equity securities	608,700	-	608,700	-	608,700
Loans, net	213,456,199	-	-	214,262,065	214,262,065

Financial liabilities:
Deposits	278,795,322	-	276,522,996	-	276,522,996
Note payable	275,250	-	-	275,250	275,250
Federal Home Loan Bank advances	5,500,000	-	5,500,161	-	5,500,161
Company guaranteed trust preferred securities	3,403,000	-	-	3,403,000	3,403,000

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share. As of March 31, 2014, 84,000 shares have been sold.

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2014, the Company had outstanding Federal Home Loan Bank (FHLB) advances of $5,500,000. These advances are fixed rate and mature on various dates between April 7, 2014 and July 21, 2014.

On May 10, 2010, the Company was notified by the FHLB that, based on the current financial and operating condition of the Company, all credit availability of the Company with the FHLB had been rescinded. Additionally, the Company is also now required to provide all collateral underlying existing advances outstanding for safekeeping at the FHLB. On March 23, 2011, the Company was notified that its credit availability had been reinstated, for a maximum of 4% of the total assets of the Bank. At March 31, 2014, the Company had credit availability with FHLB of approximately $6.1 million.

NOTE 13. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company foreclosed upon loans with combined outstanding principal balance of approximately $5.1 million. The corresponding loans were on nonaccrual status and were considered impaired loans as of March 31, 2014.

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

EXECUTIVE SUMMARY

As of March 31, 2014, we reported total assets of $283.8 million, a decrease of approximately $3.2 million, or 1.1%, from December 31, 2013. The decrease in total assets included a decrease in cash and due from banks of $1.6 million, decrease in securities of $840 thousand, decrease in net loans of $1.9 million and a decrease in premises and equipment of $109 thousand. The decrease was offset by increases foreclosed real estate of $892 thousand and other assets of $265 thousand. For the three months ended March 31, 2014, we had net loss of $438 thousand as compared to a net loss of $819 thousand for the three months ended March 31, 2013.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2014, there were no deferred income taxes as all had been written off as of December 31, 2010 due to losses sustained and none have been recorded during 2013 and for the three months ended March 31, 2014.

FINANCIAL CONDITION

Total assets decreased during the first three months of 2014 by $3.2 million from $286.9 million to $283.8 million, or 1.1%. Securities available for sale decreased approximately $740 thousand. Total loans, net of unearned income decreased approximately $2.3 million. There were approximately $642 thousand in loans charged off during the first three months of 2014. The loan to deposit ratio at March 31, 2014 was approximately 76.12% and approximately 76.06% at December 31, 2013.

Total deposits decreased approximately $3.3 million, or 1.2%, when comparing March 31, 2014 to December 31, 2013. This decrease is attributed to a $2.8 million decrease in interest bearing demand deposits, money market accounts and time deposits and a decrease of $489 thousand in non-interest bearing demand deposits. Time deposits of $100,000 or more decreased by $3.5 million during the first three months of 2014 to $134.3 million, while other time deposits increased during the first three months by $458 thousand, to $74.8 million. Noninterest-bearing demand deposits accounted for 10.69% and 10.74% of total deposits at March 31, 2014 and December 31, 2013, respectively. Brokered certificates of deposits decreased $2.4 million to $2.2 million as of March 31, 2014.

Stockholders’ equity increased by $52 thousand for the three months ended March 31, 2014. This decrease consisted of net loss of $437 thousand and net increases in accumulated other comprehensive income of $519 thousand, and preferred dividends of $30 thousand.

SECURITIES AVAILABLE FOR SALE

Securities in our investment portfolio totaled $38.1 million at March 31, 2014, compared to $38.8 million at December 31, 2013. Activity in our securities portfolio during the first three months of the year included the calls of $10 thousand in state, county, and municipal bonds, and paydowns of $1.2 million in mortgage-backed securities. Gains on the sales of securities available for sale for the three months ended March 31, 2014 were less than $1 thousand. At March 31, 2014, the securities portfolio had unrealized net losses of approximately $1.9 million.

The following table shows the carrying value of the securities available for sale at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Securities available for sale:
State, county and municipals	$8,241	$8,016
Mortgage-backed securities GSE residential	29,410	30,375
Trust preferred securities	365	365
Equity securities	50	50
Total securities	$38,066	$38,806

LOANS

Total loans, net of unearned income decreased approximately $2.3 million, or 1.1%, at March 31, 2014.

At March 31, 2014, the Company had loan concentrations in real estate totaling $199.9 million or 96.0% of total loans. Loans secured by the cash value of deposits or investments totaled $3.5 million or 1.7% of total loans. The remaining $4.8 million or 2.3% of total loans consisted of unsecured, vehicle, business asset and other loans.

The following table presents a summary of the loan portfolio (gross) according to type of loans.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Unsecured	$493	$510
Cash value	3,496	3,144
Residential real estate	22,648	21,754
Commercial real estate	177,280	180,747
Business assets	2,481	2,474
Vehicles	1,471	1,540
Other	364	417
Total Loans	$208,234	$210,586

ASSET QUALITY

At March 31, 2014, the loan portfolio was 73.0% of total assets. Management considers asset quality to be of primary importance.

The following is a category detail of our allowance percentage and reserve balance by loan type at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Loan Group Description	Calculated Reserves	Reserve %	Calculated Reserves	Reserve %
Unsecured	$209,167	42.40%	$123,275	24.19%
Cash Value	4,841	0.14%	4,044	0.13%
Residential real estate	2,010,993	8.88%	2,088,750	9.60%
Commercial real estate	3,223,547	1.82%	3,592,819	1.99%
Business assets	202,303	8.15%	275,437	11.13%
Vehicles	122,172	8.30%	147,097	9.55%
Other	-	0.00%	-	0.00%
Unallocated	-	0.00%	-	0.00%
Total Allowance for Loan Loss	$5,773,023	2.77%	$6,231,422	2.97%

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

As of December 31, 2013, the higher charge off percentage of residential real estate consisted largely of failed or struggling construction loans used to build or develop residential 1-4 family units. As a result of the decline in real estate, the related problem loans were identified and charged off as needed. As a result of the prior charge offs, the remaining residential real estate portfolio, consists of mostly owner occupied single family 1st or 2nd mortgage loans. In addition, by identifying other impaired residential loans and allocating specific reserves based on calculated impairments, the remaining portfolio of residential loans are considered to be primarily good to excellent credit quality. The current reserve percentage of residential real estate loans is an indicator of this activity due to historical losses and identified impairment write downs. The amount of the calculated allowance for loan losses for residential real estate decreased by $78 thousand when comparing March 31, 2014 to December 31, 2013. This reflects the continuing decline in real estate values of outstanding residential real estate loans as management has continued to identify impairments on residential real estate loans and taking partial charge-offs on certain residential loans. As of March 31, 2014, management still considers the remaining portfolio of residential loans that are not impaired to be primarily good to excellent credit quality. Management also believes that they have identified all impaired residential real estate loans as of March 31, 2014 and have allocated specific reserves based on calculated impairments.

Updated appraisals or evaluations are generally obtained or performed annually for impaired collateral dependent loans and ORE. If there is a concern about the appraised value, the procedure is to contact the appraisal management company and discuss the concern. Next, the appraisal management company will perform an internal review of the appraisal and make their conclusions. The appraiser may be contacted by the appraisal management company and an adjustment or a new appraisal might be obtained. Only on a few occasions, adjustments were made to outdated appraisals. The individuals making the adjustment factored in the current economic factors, market conditions, recent sales and current trends on similar types of properties to determine a percentage for the adjustment. Property evaluations were used in lieu on appraisals as long as it is within USPAP guidelines. Appraisals are obtained for all collateral dependent loans at the initial underwriting. On annual reviews, updated appraisals are generally obtained. However, we used tax assessments, broker evaluations or present value of discounted cash flows to obtain a value until a new appraisal is obtained.

Information regarding certain loans and allowance for loan loss data for the three month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Average amount of loans outstanding	$208,250	$221,125

Balance of allowance for loan losses at beginning of period	$6,231	$5,390
Loans charged off
Commercial	(208)	(203)
Real estate	(248)	(158)
Installment	(185)	(111)
	(641)	(472)

Loans recovered
Commercial	6	11
Real estate	23	13
Installment	4	-
	33	24

Net charge-offs	(60 8)	(448)

Additions to allowance charged to operating expense during period	150	100

Balance of allowance for loan losses at end of period	$5,77 3	$5,042

Ratio of net loans charged-off during the period to average loans outstanding	0.29%	0.20%

As of March 31, 2014, the Company had approximately $46.7 million in loans specifically evaluated for impairment with approximately $3.5 million in associated specific reserves. As of December 31, 2013, the Company had $48.1 million in loans specifically evaluated for impairment with approximately $4.4 million in associated specific reserves. Impaired loans represented 22.5% and 22.9% of the portfolio as of March 31, 2014 and December 31, 2013, respectively. Nonaccrual loans are by definition considered impaired loans and as such the impaired loans included $26.3 million and $28.9 million of nonaccrual loans as of March 31, 2014 and December 31, 2013, respectively.

We note the impaired loans for the Company have decreased by $1.5 million since December 31, 2013. We also note the amount of specific reserves has decreased from $4.4 million to $3.3 million from December 31, 2013 to March 31, 2014. This decrease is due primarily to the charge-off of impaired loans with specific reserves, as well as, improved cash flow or collateral positioning of impaired loans.

The remaining portfolio of loans not considered impaired as of March 31, 2014 was $160.4 million, and the allowance for loan losses associated with these loans was $2.5 million or 1.6% of the unimpaired principal balance. As of December 31, 2013, loans not considered impaired were $161 million and the associated allowance was $1.9 million or 1.2% of unimpaired principal balance. Management has determined that the allowance for loan losses in relation to unimpaired loans is reflective of the probable credit losses inherent in this portfolio based on its evaluation of the collectability of loans in light of historical experience, nature and volume of the unimpaired portfolio, overall portfolio quality, underlying collateral values and prevailing economic conditions. Overall, the Company charged off $1.7 million in 2012, $3.0 million in 2013, and $642 thousand as of March 31, 2014. As the primary source of our charge-offs relates to real estate valuations on impaired loans, real estate values are noted as still declining but at a much slower pace. As of March 31, 2014, $200 million of our $208.2 million loan portfolio were either residential or commercial real estate loans, therefore our specific reserves on impaired loans are highly subject to changes in the underlying value of the collateral. We believe our allowance for loan losses as a percentage of loans is sufficient to cover probable losses.

NONPERFORMING ASSETS

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral, and loans for which payments are more than 90 days past due was $49.5 million at March 31, 2014, representing an decrease of $916 thousand (1.8%) from December 31, 2013. This decrease is attributable to an decrease of $1.7 million in nonaccruing loans, $101 thousand in past dues over 90 days still accruing, and are offset by an increases of $892 thousand in foreclosed real estate. Total nonperforming assets were 23.8% of total loans at March 31, 2014, compared to 24.1% at December 31, 2013. Nonperforming assets represented 17.5% of total assets at March 31, 2014, compared to 17.6% of total assets at December 31, 2013. Nonaccrual loans represented 13.1% of total loans outstanding at March 31, 2014, compared to 13.8% of total loans outstanding at December 31, 2013. There were no related party loans which were considered to be nonperforming at March 31, 2014.

The following summarizes nonperforming assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Total nonaccruing loans	$27,265	$28,972
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	901	1,002
Other real estate owned	21,356	20,464
Repossessed assets	-	-
Total nonperforming assets	$49,522	$50,438

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

Due to collateral values of the underlying collateral and losses already recognized, we do not anticipate significant additional losses related to identified impaired loans. Management believes the allowance for loan loss at March 31, 2014 is adequate to absorb any foreseeable losses in the loan portfolio.

DEPOSITS

Average deposits decreased approximately $ 5.4 million when comparing the three months ended March 31, 2014 to the same period in 2013.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014		2013
	Average Balance	Yields / Rates	Average Balance	Yields / Rates
	(Dollars in thousands)
Non-interest bearing demand	$29,424	0.00%	$31,293	0.00%
Interest bearing demand and savings deposits	35,677	0.25%	35,686	0.35%
Time deposits	210,208	1.37%	213,704	1.49%
Total	$275,309	1.21%	$280,683	1.33%

Time deposits greater than $100,000 totaled $139 million at March 31, 2014, compared to $137.9 million at December 31, 2013. Our overall change in time deposits between December 31, 2013 and March 31, 2014 was minimal; however, we did experience a shift in the size of our time deposits. This shift was primarily due to the continued effect of the increase in deposit insurance limits for time deposits and an overall decrease in brokered deposits. As brokered deposits (other deposits) mature, they are replaced with time deposits with lower interest rates resulting in (1) little or no effect on liquidity and (2) increased income due to significantly lower interest expense.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2014, the Bank’s capital to asset ratios were considered significantly under capitalized based on guidelines established by regulatory authorities. At March 31, 2014, stockholders’ equity was $756 thousand versus $704 thousand at December 31, 2013. This decrease is attributed to a net loss of $437 thousand and net increases in accumulated other comprehensive income of $519 thousand, and a preferred dividend of $30 thousand.

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

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2014, the Bank’s capital ratios were considered significantly under capitalized and the consolidated capital ratios were considered critically under capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2014 and December 31, 2013 are as follows:

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2014
Total Capital to Risk Weighted
Assets:
Consolidated	$6,666	2.72%	$19,638	8.00%	N/A	N/A
Bank	$10,031	4.09%	$19,621	8.00%	$24,527	10.00%
Tier I Capital to Risk Weighted
Assets:
Consolidated	$3,567	1.45%	$9,819	4.00%	N/A	N/A
Bank	$6,932	2.83%	$9,811	4.00%	N/A	N/A
Tier I Capital to Average Assets:
Consolidated	$3,567	1.24%	$11,473	4.00%	N/A	N/A
Bank	$6,932	2.42%	$11,464	4.00%	$22,929	8.00%

			Minimum		Minimum Required
			Required for		For Compliance
			Capital Adequacy		With Consent
	Actual		Purposes		Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Net interest income decreased by $234 thousand for the three months ended March 31, 2014 with $1.9 million compared to $2.2 million for the same period in 2013.

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

The net interest margin was 3.50% for the three months ended March 31, 2014 as compared to 3.67% for the three months ended March 31, 2013. The yield on interest-earning assets and rates paid on interest-bearing liabilities is impacted by the 400 basis point decrease in the Prime Rate since December 31, 2007, and the fact that Prime has not changed since December 2008.

Interest Income and Interest Expense

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Income / Expense	Yields / Rates	Average Balance	Income / Expense	Yields / Rates (5)
	(Dollars in thousands)
Earning assets:
Loans, net of unearned income (1) (2)	$179,804	$2,529	5.63%	$191,355	$2,831	5.95%
Securities (4)	39,238	178	1.81%	42,120	195	1.86%
Interest-bearing deposits in other financial institutions	610	-	0.03%	841	-	0.00%
Federal funds sold	293	4	5.40%	1,125	1	0.36%
Total interest-earning assets	219,945	2,711	4.93%	235,441	3,027	5.17%

Non-interest earning assets:
Cash and due from banks	12,340			13,397
Unrealized gains (losses) on securities available for sale	(2,111)			(92)
Allowance for loan losses	(5,441)			(5,562)
Other assets	61,049			59,750
Total Assets	$285,782			$302,934

Interest-bearing liabilities
Interest bearing demand and savings deposits	$35,677	22	0.25%	$35,686	31	0.35%
Time deposits	210,208	720	1.37%	213,704	794	1.49%
Total deposits	245,885	742	1.21%	249,390	825	1.33%

Other short-term borrowings	5,775	9	0.60%	5,775	9	0.63%
Long-term debt	3,403	35	4.10%	3,403	34	4.02%
Total interest-bearing liabilities	255,063	78 6	1.23%	258,568	868	1.35%

Non-interest bearing demand	28,102			31,293
Other liabilities	256			3,738
Stockholders’ equity (3)	1,295			9,335
Total Liabilities and Stockholders’ Equity	$285,782			$302,934

Net interest income/net interest spread		$1,925	3.70%		$2,159	3.81%

Net yield on earning assets			3.50%			3.67%

(1)	Average loans exclude average nonaccrual loans of $28.4 million and $29.8 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Average loans are net of deferred loan fees and unearned interest. Interest on loans includes approximately $98 thousand and $161 thousand of loan fee income for the three months ended March 31, 2014 and 2013.
(3)	Includes average unrealized losses on securities available for sale, net of tax.
(4)	Yields on the securities, which include nontaxable securities, are not presented on a tax-equivalent basis.
(5)	Annualized.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The change in interest income and interest expense attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. The following table represents information for the three months ended March 31, 2014 compared to March 31, 2013.

	Three Months Ended March 31,
	2014 Compared to 2013
	Changes Due To:
	Rate	Volume	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in:
Interest on loans	$(136)	$(167)	$(303)
Interest on securities	(4)	(13)	(17)
Interest on interest-bearing deposits in other financial institutions	-	-	-
Interest on federal funds sold	8	(6)	3
Total interest income	(131)	(1 86)	(317)
Interest on interest-bearing demand and savings deposits	(9)	-	(9)
Interest on time deposits	(62)	(13)	(74)
Interest on short-term borrowings	-	-	-
Interest on long-term debt	1	-	1
Total interest expense	(70)	(13)	(83)

Net interest income	$(61)	$(173)	$(234)

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

A provision of $150 thousand was made for the three months ended March 31, 2014 as compared to a provision of $100 thousand made for the three months ended March 31, 2013. The allowance for loan loss as a percentage of total loans was 2.77%, 2.97% and 2.31% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Net charge-offs as a percentage of average outstanding loans were 0.29% for the three months ended March 31, 2014 and 0.20 % for the three months ended March 31, 2013. Net loan charge-offs increased $160 thousand to $608 thousand for the three months ended March 31, 2014 when compared to $448 thousand for the three months ended March 31, 2013.

Other Income

Other income decreased by approximately $ 55 thousand for the three months ended March 31, 2014 with $643 thousand compared to $698 thousand for the same period in 2013. The most significant component of other income is service charges on deposit accounts which accounts for 69.2% and 51.5% of total other income for the three months ended March 31, 2014 and 2013, respectively, and 49.7% and 47.5% of total other income for the three months ended March 31, 2014 and 2013, respectively. Service charges on deposit accounts include monthly service charges, non-sufficient funds (“NSF”) charges, and other miscellaneous maintenance fees. The amount of service charges fluctuates with the volume of transaction accounts and the volume of NSF activity. The decrease in other income for the three months ended March 31, 2014 included losses on sales of securities available for sale with $63 thousand compared to gains on sales of securities available for sale of $123 thousand for the same period in 2013.

Other Expenses

Other expenses increased approximately $721 thousand for the three months ended March 31, 2014 with $2.9 million compared to $3.6 million for the same period in 2013. Other expenses for the three month ended March 31, 2014 consisted of salaries and employee benefits of $988 thousand, occupancy and equipment related expenses of $271 thousand, foreclosed real estate expenses and writedowns of $340 thousand, loss on sales of foreclosed real estate of $26 thousand and other operating expenses of $1.2 million. At March 31, 2014, the number of full-time equivalent employees was 82 compared to 80 at March 31, 2013.

We continue to be a high volume, consumer oriented bank. This strategy continues to be beneficial to us in many ways; however, with high volume generally comes increased expenses, costs and operating losses. Management closely monitors these activities and the related costs.

The mortgage company previously originated loans which were table funded through independent investors. During third quarter 2008, the mortgage company became dormant due to declines in the real estate market. Operations since this time consist of operating expenses and taxes only. The net loss for the three months ended March 31, 2014 was $437,545 compared to the net loss for the three months ended March 31, 2013 of $819,297.

Income Tax Benefits

As of March 31, 2014, the Company has no more income taxes that it could recover from prior periods. Because of this tax situation, and the uncertainty of the realizability of deferred income taxes, no tax benefit has been recorded for the three months ended March 31, 2014 and 2013.

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

At March 31, 2014, the Bank’s liquidity ratio of 14.4% was considered satisfactory in relation to regulatory guidelines, although it was below internal targets. During the second quarter of 2010 the Company’s credit availability with the FHLB was rescinded. On March 23, 2011, the Company was notified that its credit availability had been reinstated for a maximum of 4% of total assets of the Bank. As of March 31, 2014, the Company had a total credit availability with FHLB of $6.1 million with $5.5 million in outstanding advances. It also had an available borrowing capacity through the Federal Reserve Discount Window of $3.8 million.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2014 are as follows:

March 31, 2014
(Dollars in thousands)
Commitments to extend credit	$2,109
Financial standby letters of credit	676
Other standby letters of credit	47
$2,832

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

During the quarter ended March 31, 2014, the Company responded to identified material weaknesses and implemented the internal control changes which were presented in Item 9A of our Form 10-K, which was filed on March 31, 2014.

There have been no other changes in the Company’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously reported in the Company’s Annual Report on Form 10-K (filed with the Commission on March 31, 2014) nor have any new reportable legal proceedings involving the Company been instituted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2013, the Company began accepting the subscriptions of investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 and 506 of Regulation D under the Securities Act. The offering is for a maximum of 4,000,000 shares of common stock and the offering price is $2.50 per share. As of April 15, 2014, 92,000 shares have been sold.

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

CAPITOL CITY BANCSHARES, INC.

Date: May 15, 2014	/s/ John L. Turner
John L. Turner
President and Chief Executive Officer

Date: May 15, 2014	/s/ Tatina Butler
Tatina Butler
Senior Vice President of Accounting and Financial Reporting (Principal Financial and Accounting Officer)

